Form 10-Q
period 2008-06-30
Millstream Ventures, Inc.
filed 2008-07-14
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53167

Millstream Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0405708
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

P. O. Box 581072, Salt Lake City, UT	84158
(Address of principal executive offices)	(Zip Code)

(801) 860-2302

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  21,118,203 shares of $0.001 par value common stock on July 8, 2008

Part I - Financial Information

Item 1 - Financial Statements

Index to Unaudited Financial Statements	Page

Unaudited Balance Sheets – June 30, 2008 and March 31, 2008	3

Unaudited Statements of Operations – Three months ended June 30, 2008 and 2007 and from the inception of the development stage (May 26, 2005) through June 30, 2008	4

Unaudited Statements of Cash Flows – Three months ended June 30, 2008 and 2007, and from the inception of the development stage (May 26, 2005) through June 30, 2008	5

Notes to unaudited financial statements	6

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Unaudited Balance Sheets

	June 30,	March 31,
	2008	2008

Current Assets:
Cash	$21	$6,467
Prepaid expense	-	2,500

Total Assets	$21	$8,967

Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accounts payable	$160	$95
Related party payable	6,003	619
Total Current Liabilities	6,163	714

Contingent Liability	20,000	-
Total Liabilities	26,163	714

Stockholders’ Equity (Deficit) (note 2):
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 200,000,000 shares authorized,
21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	(8,603)	11,397
Accumulated deficit ($388,919 deficit eliminated on March 31, 2001
As part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development state	(33,737)	(19,342)
Total Stockholders’ equity (deficit)	(26,142)	8,253

Total Liabilities and Stockholders’ Equity (Deficit)	$21	$8,967

See Accompanying notes to the financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Unaudited Statements of Operations

	For the Three Months Ended June 30,		From the inception of the Development Stage (May 26, 2005) through
	2008	2007	June 30, 2008

Revenue	$-	$-	$-

General and administrative expenses	(14,311)	(203)	(33,737)
Interest Expense	(84)	-	(84)

Net loss	$(14,395)	$(203)	$(33,737)

Net loss per common share	(0.00)	(0.00)

Weighted-average common shares outstanding	21,118,203	1,118,203

See Accompanying notes to the financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Unaudited Statements of Cash Flows

	For the Three Months Ended June 30,		From the inception of the Development Stage (May 26, 2005) through
	2008	2007	June 30, 2008

Cash Flow from Operating Activities:	$(14,395)	$(230)	$(33,737)
Net loss
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in assets and liabilities:
Prepaid expense	2,500	(2,500)	-
Related party receivable	-	344	-
Accounts payable	65	30	(6,850)
Related party payable	5,384	2,356	6,003
Net Cash Used in Operating Activities	(6,446)	-	(34,484)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from related party note payable	-	-	5,000
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided From Financing Activities	-	-	25,000

Net Decrease in Cash	(6,446)	-	(9,484)
Cash at Beginning of Period	6,446	-	9,505

Cash at end of Period	$21	$-	$21

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying notes to the financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

June 30, 2008

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Millstream Ventures, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at March 31, 2008, was taken from the audited financial statements at that date and condensed. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the years ended March 31, 2008 and 2007, included in the Company’s registration statement on Form 10/A1 filed with the Commission on May 7, 2008. The results of operations for the three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

Note 2: Summary of Significant Accounting Policies

Organization – The Company was incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was moved to Nevada. The Company currently operates as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.

Quasi-reorganization – During 2001 the Company’s stockholders approved a quasi-reorganization which resulted in the capital accounts of the Company being adjusted with the effect that the paid-in capital account was reduced by the balance in the accumulated deficit account in the amount of $388,919. No other accounts were affected by this adjustment. Subsequent operating results were recorded in the accumulated deficit account until the Company’s reorganization on May 26, 2005. Subsequent thereto, operating results have been recorded in a separate account entitled deficit accumulated since inception of development stage.

Net Loss per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Income Taxes – The Company’s net operating loss carry forward at June 30, 2008, was approximately $28,000. The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company’s utilization of its net operating loss carry forward is unlikely as a result of its intended development stage activities.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements (Continued)

June 30, 2008

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Since the inception as a development stage enterprise on May 26, 2005, the Company has incurred losses that total $33,737 at June 30, 2008. In May 2008, the Company received a $5,000 loan from its sole officer and director (“Executive”). Of this amount, at June 30, 2008, only $21 remains. These conditions raise substantial doubt concerning the Company’s ability to continue as a going concern if additional capital cannot be obtained in the near future. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3 – Related Party Transactions

Accounting and Management Services – The Executive regularly performs accounting and management services for the Company. During the three months ended June 30, 2008 and 2007, the Company incurred $4,744 and $0, respectively, with regard to such services, of which $919 and $619 was payable at June 30, 2008 and March 31, 2008, respectively.

Note Payable – At June 30, 2008, the Executive had made cash advances to the Company in the amount of $5,000. This amount is due on demand along with accrued interest from the date of such advance at the rate of 18% per annum. On June 30, 2008, accrued interest amounted to $84.

Contingent Liability – On April 1, 2008, the Company entered into an Employment Agreement (“Agreement”) with the Executive. The terms of the Agreement may allow the Company to repurchase the 20,000,000 shares of its common stock that the Executive purchased for $20,000 in February 2008, for $25,000 and the Executive has the right to require the Company to purchase these same shares for $20,000. The Company has recorded a contingent liability of $20,000 with an offsetting decrease to paid-in capital, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Plan of Operations

Overview:

Millstream Ventures, Inc. (the “Company”) was originally incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was moved to Nevada. The Company currently operates as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.

The Company has now focused its efforts on seeking to acquire a foreign or domestic private business opportunity (“Target Company”). The Company will attempt to locate and negotiate with a Target Company for the merger of that entity into the Company. In certain instances, a Target Company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with a Target Company. The Company will provide a method for a Target Company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The acquisition of a Target Company will normally involve the transfer to the stockholders of the Target Company of the majority of the issued and outstanding common stock of the Company, and the substitution by the Target Company of its own management and board of directors.

The Company's plan of operations is subject to numerous risk factors including, but not limited to the following:

1-

The Company will, in all likelihood, sustain operating expenses without corresponding revenues. This will result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a Target Company. There is no assurance that the Company can identify such a Target Company and consummate such a business combination.

2-

The Company desires to achieve a business combination with a Target Company having an established operating history. However, no assurance can be given that the Company will be successful in locating a Target Company meeting such criteria.

3-

The Company is in competition with a large number of established and well-financed entities, including venture capital firms that are active in the merger and acquisition of a Target Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

4-

At the present time, the Company has not identified any particular industry or specific business within an industry for evaluation and there is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established any criteria with respect to the Target Company’s length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require. Accordingly, the Company may enter into a business combination with a Target Company having no significant operating history and no potential for immediate earnings.

5-

Management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer and director (“Executive”) has entered into a written employment agreement with the Company which may be extended on a month to month basis. The Company has not obtained key man life insurance on its Executive. The Company believes that a replacement for the Executive is a likely scenario, but no assurance thereof can be given.

6-

The Company's Executive is under no restriction to limit his participation in other business ventures which may compete directly with the Company. Management has adopted a policy that the Company will not seek to acquire a Target Company in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

7-

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in stockholders of the Target Company obtaining a significant and substantial controlling interest in the Company. Any such business combination may require that shares of the Company’s common stock currently held by its Executive be sold or otherwise transferred to other individuals or entities. The resulting change in control of the Company will likely result in removal of the Company’s Executive and a corresponding reduction in or elimination of his participation in the future affairs of the Company. The Company has no pending acquisitions, business combinations or mergers that it is considering.

8-

The issuance of previously authorized and unissued common stock of the Company would result in a reduction in the percentage of shares owned by the present stockholders of the Company.

9-

There is no assurance a viable trading public market for our stock will develop even if the Company is successful in its plan of operation. If no market develops, stockholder of the Company’s common stock will not be able to sell their shares publicly, making an investment of limited or little if any value.

10-

The selection of a Target Company will be at the sole discretion of management of the Company. The Company’s Executive does not have expertise in investment banking activities and stockholder approval will not be sought in the selection of a Target Company.

Liquidity and Capital Resources:

During the Company’s fiscal year ended March 31, 2008, the Company issued 20,000,000 shares of its common stock to its Executive for $15,000 cash and in payment of a $5,000 obligation. During the three month period ending June 30, 2008, the Company’s Executive provided a $5,000 loan to the Company. At June 30, 2008, these funds along with the March 31, 2008 pre-paid expense balance and $6,446 of cash had been used. Our general and administrative expenses for the three months ended June 30, 2008 totaled $14,311 and included: $5,000 audit fees, $4,744 management fees to our Executive, $3,374 legal fees, $888 in filing and regulatory fees, and $305 in stockholders costs and other expenses. At June 30, 2008, our current liabilities total $6,163, of which $6,003 are due to our Executive ($919, management fees; $5,000 unsecured demand note payable; $84, accrued interest).

In order to continue the Company’s plan of operations, additional capital will be required. Recurring costs include management fees, legal fees, auditor fees (including fees to review interim financial information), stockholder related cost, and fees associated with maintaining the Company’s current standing with regulatory agencies. The Company estimates these costs to be approximately $5,000 every three months. Additional costs will be incurred as the Company searches for a Target Company and engages professionals in that effort. Inasmuch as the Company has not commenced its search for a Target Company, estimating such costs cannot be based on actual experience and therefore, no estimates are provided at this time.

The Company’s Executive has entered into an unsecured demand note in the amount of $5,000, bearing interest at the rate of 18% per annum, with the Company. As of June 30, 2008, these funds have been depleted and, in addition to this note and accrued interest, the Company has current liabilities of $1,079. The Company’s Executive has given an indication that an additional $5,000 may be provided to the Company on terms similar to the existing unsecured demand note. If this amount were to be received by the Company, it would not be sufficient to provide the Company with the estimated needed capital for the next 12 months. Consequently, the Company will aggressively seek to obtain additional capital, either through loans or through the issuance of shares of its common or preferred stock. At the present time, the terms, conditions, amounts, price, and other particulars relating to these potential sources of capital cannot be determined. Furthermore, the actual success achieved by the Company in its capital raising activities, cannot be assured or the likelihood thereof determined.

The Company has not negotiated the terms of such capital raising activity, which will be undertaken solely for the purpose of furthering its plan of operations. Inasmuch as the Company’s common stock does not have an established market value, the ability of the Company to obtain financing will be limited and will be on terms less favorable than if an established market for its common stock existed. In addition to a favorable price being obtained by such an investor in the Company’s common stock, the Company may also provide additional incentives such as stock options, warrants, or registration rights. The Company may obligate itself contractually with respect to such incentives or may agree to such incentives on a non-obligatory basis. Regardless of the terms agreed upon between the Company and any investor, the need for future capital to continue its plan of operations is inevitable.

Current economic conditions will also impact the Company’s ability to locate any investors. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and the perception by investors, real or imaginary, may impede our Company’s access to, or increase the cost of, external financing for our plan of operations. Furthermore, legal and regulatory developments in the equity markets may increase the costs or available sources of capital.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company is not engaging in any revenue producing activities and has devoted efforts to its operational activities as described herein. As a result, the possibility exists that the Company will not be able to continue as a going concern. Nevertheless, management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The acquisition of a Target Company will result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities, consisting of common and preferred stock, as a capital resource to provide consideration for the acquisition of a Target Company, the issuance of a substantial portion of the Company’s equity securities is the most likely method for the Company to consummate a business combination. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

Results of Operations:

A significant change in the Company’s results of operations has occurred between the first quarter of 2007 (three months ended June 30, 2007) and the most recent quarter ended June 30, 2008. Even though the Company was at both times considered a “shell” company (as defined in Rule 12b-2 of the Exchange Act), the Company was not pursuing those measures that would make the Company a desirable candidate for a Target Company. For example, the Company was not current in its reporting as a corporate entity in the State of Nevada, the Company’s financial statements had not been audited for several years, the Company had not filed a registration statement pursuant to The Securities Act of 1933 (the Company’s common stock was publicly sold in reliance on an exemption from registration under section 3(a)(11) of the Securities Act of 1933), and the Company did not file reports under the Securities and Exchange Act of 1934. Also, the Company’s Executive during the first quarter of 2007 was not being compensated for his services. Consequently, the Company was substantially inactive relative to its search for a Target Company.

The Company’s current Executive accepted his position on February 25, 2008 and on April 1, 2008, he signed an employment agreement with the Company. Since that time, the Company has taken an aggressive posture in furthering its ability to enter into a business combination with a Target Company. The steps the Company has taken in this regard are reflected primarily in the results of operations for the three month period ended June 30, 2008. Such operations have consisted primarily in restructuring the capitalization of the Company; in recording the Company’s accounting activities in an accounting program that can be audited by the Company’s independent registered accounting firm and to establish a system that will make ongoing accounting records available for auditor review; in filing a Form 10 registration statement with the Securities and Exchange Commission; and in attempting to interest a FINRA firm to make a market in the Company’s common stock. Specifically, general and administrative expenses for the three months ended June 30, 2008 totaled $14,311 and included: $5,000 in audit fees, $4,744 of management fees incurred and/or paid to our current Executive, $3,374 in legal fees, $888 in filing and regulatory fees, and $305 for stockholder costs and other expenses.

In February 2008, Denny W. Nestripke accepted the position of the Company's sole officer and director. The Company also entered into an employment agreement with Mr. Nestripke whereby the Company would pay management fees at a rate of $75 per hour. Mr. Nestripke also provides a mailing address for the Company. No other expenses are incurred by the Company with respect to office use or other operating expenses such as telephone, postage or related cost. However, additional costs will be incurred as the Company investigates a business combination with a Target Company, including legal fees. Realistic estimates of such costs cannot be made at the present time.

In its search for a Target Company the Company will incur additional costs. There can be no assurance that the Company will receive any benefits therefrom. Additionally, the Company will incur management fees and may pay others to investigate a Target Company. In the event that a mutually beneficial agreement cannot be reached between the Company and the Target Company, costs incurred in such endeavors will be lost and no benefit will be derived by the Company. Even if such efforts are successful in reaching a mutually beneficial agreement, there is no assurance that any future income will accrue to the Company or that a revenue stream will develop.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. Consequently, if and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

Off-balance sheet arrangements:

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting company.

Item 4T - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our president and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by the report.

Part II - Other Information

Item 6 - Exhibits

Exhibit Table #	Title of Document	Location

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millstream Ventures, Inc.

(Registrant)

Dated: July 10, 2008

/s/ Denny W. Nestripke

Denny W. Nestripke

Chief Executive Officer

Chief Financial Officer