Form 10-Q
period 2008-09-30
Millstream Ventures, Inc.
filed 2008-10-28
CIK 1432001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53167

Millstream Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 581072, Salt Lake City, UT	84158
(Address of principal executive offices)	(Zip Code)

(801) 860-2302
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer		Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.21,118,203 shares of $0.001 par value common stock on October 27, 2008

Part I - Financial Information

Item 1 - Financial Statements

Index to Unaudited Financial Statements	Page
Unaudited Balance Sheets -- September 30, 2008 and March 31, 2008	3
Unaudited Statements of Operations -- Three months and six months ended September 30, 2008 and 2007, and from the inception of the development stage (May 26, 2005) through September 30, 2008	4
Unaudited Statements of Cash Flows -- Six months ended September 30, 2008 and 2007, and from the inception of the development stage (May 26, 2005) through September 30, 2008	5
Notes to unaudited financial statements	6

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	March 31,
	2008	2008
	(unaudited)

Current Assets:
Cash	$27	$6,467
Prepaid expense	-	2,500

Total Assets	$27	$8,967

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$510	$95
Accounts payable – related party (note 4)	544	619
Notes payable – related party (note 4)	10,000	-
Accrued interest, note payable – related party (note 4)	495	-
Contingent liability – related party (note 4)	20,000	-
Total Liabilities	31,549	714

Stockholders' Equity (Deficit) (note 2):
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized,
21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	(8,603)	11,397
Accumulated deficit ($388,919 deficit eliminated on March 31, 2001
as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(39,117)	(19,342)
Total Stockholders' Equity (Deficit)	(31,522)	8,253

Total Liabilities and Stockholders' Equity (Deficit)	$27	$8,967

See accompanying notes to the financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Operations

					From the
					Inception of the
					Development
	For the Three Months Ended		For the Six Months Ended		Stage (May 26,
	September 30,		September 30,		2005) through
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Management fees – related
party (note 4)	2,344	-	7,088	-	9,094
Legal and accounting fees	2,010	1,088	10,384	1,088	21,318
Other general and
administrative expenses	615	750	1,808	980	8,210
Total Expenses	4,969	1,838	19,280	2,068	38,622

Other Expenses:
Interest expense	411	-	495	-	495

Net loss	$(5,380)	$(1,838)	$(19,775)	$(2,068)	$(39,117)

Net loss per common share	$(0.00)	$(0.00)	$($0.00)	$(0.00)

Weighted-average common
shares outstanding	21,118,203	1,118,203	21,118,203	1,118,203

See accompanying notes to the financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			From the Inception
			of the Development
	For the Six Months Ended		Stage (May 26,
	September 30,		2005) through
	2008	2007	September 30, 2008
Cash Flow from Operating Activities:
Net loss	$(19,775)	$(2,068)	$(39,117)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in assets and liabilities:
Prepaid expense	2,500	(2,742)	-
Accounts receivable – related party	-	344	-
Accounts payable	415	(534)	(6,500)
Accounts payable – related party	(75)	-	544
Accrued interest, notes payable – related party	495	-	495
Net Cash Used in Operating Activities	(16,440)	(5,000)	(44,478)

Cash Flow from Financing Activities:
Cash contributed by related party	-	5,000	5,000
Proceeds from notes payable – related party	10,000	-	15,000
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing Activities	10,000	5,000	35,000

Net Decrease in Cash	(6,440)	-	(9,478)
Cash at Beginning of Period	6,467	-	9,505

Cash at End of Period	$27	$-	$27

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

Millstream Ventures, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements
September 30, 2008

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Millstream Ventures, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-12G/A report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Certain inconsequential reclassifications have been made in prior periods presented to conform to current period presentation.  Operating results for the six months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

Quasi-reorganization – During 2001 the Company’s stockholders approved a quasi-reorganization which resulted in the capital accounts of the Company being adjusted with the effect that the paid-in capital account was reduced by the balance in the accumulated deficit account in the amount of $388,919. No other accounts were affected by this adjustment. Subsequent operating results were recorded in the accumulated deficit account until the Company’s reorganization on May 26, 2005. Subsequent thereto, operating results have been recorded in a separate account entitled deficit accumulated since inception of the development stage.

Net Loss per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Income Taxes – The Company’s net operating loss carry forward at September 30, 2008 of approximately $33,400 will be applied against future taxable income and expire in various years through 2028. The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company’s utilization of its net operating loss carry forward is unlikely as a result of its intended development stage activities.

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

Millstream Ventures, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2008

Note 3 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Since the inception as a development stage enterprise on May 26, 2005, the Company has incurred losses that total $39,117 at September 30, 2008. Through September 30, 2008, the Company had received $10,000 in loans bearing interest at 18% per annum from its sole officer and director (“Executive”). In October 2008, the Company received $16,000 from a stockholder pursuant to a promissory note (“Stockholder Note”) (see Note 5), proceeds from which were used to repay the Executive’s cash advances plus interest.  The Company believes that the remaining Stockholder Note proceeds will be sufficient to fund the Company’s operations through December 2008. The Company’s ability to continue as a going concern will depend on receiving addition capital subsequent thereto. Sources of such capital will most likely come from one or more stockholders of the Company.  The accompanying financial statements do not include any adjustments that may result from the outcome of the uncertainty surrounding the Company’s future need for capital or the need to obtain one or more officers and directors to manage the affairs of the Company.

Note 4 – Related Party Transactions

Accounting and Management Services – The Executive regularly performs accounting and management services for the Company pursuant to an Employment Agreement.  For the six months ended September 30, 2008, the Company incurred $7,088 in management fees of which $544 remain unpaid as of September 30, 2008.

Notes Payable – At September 30, 2008, the Executive had made cash advances to the Company in the amount of $10,000, with interest accruing at the rate of 18% per annum. On September 30, 2008, accrued interest amounted to $495. In October 2008, all outstanding principal and interest were repaid to the Executive.

Contingent Liability – The Company entered into an Employment Agreement with the Executive that provided a “buyout” provision whereby upon termination, the Company could elect to purchase 20,000,000 shares of its common stock owned by the Executive for $25,000, and the Executive could require the Company to purchase this same number of shares for $20,000. The Executive has elected to terminate the Employment Agreement and both parties have agreed to modify the terms of the buyout provision to allow the Executive the right to compel the Company to purchase these shares through March 31, 2009. The Company has recorded a contingent current liability of $20,000 with an offsetting decrease to paid-in capital, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

Note 5 – Subsequent Events

Notes Payable – In October 2008, the Company received $16,000 from a stockholder pursuant to a promissory note (“Stockholder Note”). The Stockholder Note is not collateralized by any assets of the Company, is not convertible into any equity interest in the Company, bears interest at the rate of 18% per annum, and is due upon 15 days written notice by the holder of the Stockholder Note. Proceeds from the loan were subsequently used to repay $10,000 principal and $564 in interest due to the Executive.

Employment Agreement – In October 2008, the Executive gave notice to the Company of his intent to terminate a month –to-month Employment Agreement, replacing it with a Service Agreement to provide the Company accounting services on an as-needed basis.  The Executive also entered into an agreement with the Company to modify the terms of the buyout provision to allow the Executive the right to compel the Company to purchase 20,000,000 shares of its common stock through March 31, 2009.

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

The Company's plan of operations is subject to numerous risk factors including, but not limited to the following:

1-
The Company will, in all likelihood, sustain operating expenses without corresponding revenues. This will result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a Target Company. There is no assurance that the Company can identify such a Target Company and consummate such a business combination. There is also no assurance that the Company will be able to finance its operations while it searches for a Target Company.

2-
The Company is in competition with a large number of established and well-financed entities, including venture capital firms that are active in the merger and acquisition of a Target Company. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Company. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

3-
At the present time, the Company has not identified any particular industry or specific business within an industry for evaluation and there is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established any criteria with respect to the Target Company’s length of operating history or a specified level of earnings, assets, net worth or other criteria. Accordingly, the Company may enter into a business combination with a Target Company having no significant operating history and no potential for immediate earnings.

4-
The Company's sole officer and director, Denny Nestripke, (“Executive”) has given notice to the Company of his intent to terminate a written month to month employment agreement with the Company at the end of October 2008. The Executive has however, agreed to continue to provide accounting and similar services to the Company. Consequently, the Company is seeking to find one or more individuals to serve in the capacity of director and as the president, secretary and treasurer. The Company believes that a replacement for the Executive is likely, but no individual or individuals have been identified and no assurance can be given that someone will accept such positions. At the present time the Company is contacting its stockholders to determine if anyone is interested in holding such a position.

5-
The Company's Executive is under no restriction and it is highly unlikely that any successor will be limited in their participation in other business ventures which may compete directly with the Company. The Company has adopted a policy that it will not seek to acquire a Target Company in which any member of its management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

6-
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

7-
The Company entered into an employment agreement with the Executive that provided a “buyout” provision whereby upon termination, the Company could elect to purchase 20,000,000 shares of its common stock from the Executive for $25,000 and the Executive could require the Company to purchase this same number of shares for $20,000. The Company does not have the capital to make payment of either amount and therefore, both parties have agreed to modify the terms of the buyout provision to extend through March 31, 2009.

8-
There is no assurance that as a result of the acquisition of a Target Company, a viable trading market for the Company’s common stock will develop. If no market develops, stockholders of the Company’s common stock will not be able to sell their shares publicly, making an investment of limited or little, if any, value.

9-
The selection of a Target Company will be at the sole discretion of management of the Company. The Executive has given notice to the Company of his intent to terminate at the end of October 2008. Future management of the Company has not been identified. The Company’s Executive does not have expertise in investment banking activities and there is no assurance that future management will have any expertise in this area either. Regardless of this fact, stockholder approval will not be sought in the selection of a Target Company.

Liquidity and Capital Resources:

During the Company’s fiscal year ended March 31, 2008, the Company issued 20,000,000 shares of its common stock to its Executive for $15,000 cash and in payment of a $5,000 obligation. During the six months ended September 30, 2008, the Company’s Executive provided an additional $10,000 to the Company. During October 2008, the Company obtained a $16,000 loan from a stockholder pursuant to note (“Stockholder Note).  The Stockholder Note is not collateralized by any assets of the Company, is not convertible into any equity interest in the Company, bears interest at the rate of 18% per annum and is due upon 15 days written notice by the holder of the Stockholder Note. Proceeds from the Stockholder Note were used to repay Executive $10,000 in principal plus $564 in interest owed to him for cash advances made to the Company during the six months ended September 30, 2008. The Company believes that the remaining proceeds from the Stockholder Note will be sufficient to fund the Company’s operations through December 2008.

In order for the Company to continue its plan of operations to seek a Target Company, capital beyond that obtained through the Stockholder Note, will be required. “Recurring Costs” will include management fees, accounting fees, legal fees, auditor fees (including fees to review interim financial information), stockholder related cost, and fees associated with maintaining the Company’s current standing with regulatory agencies. The Company estimates the Recurring Costs to be approximately $5,000 every three months. Additional costs will be incurred as the Company searches for a Target Company and engages professionals in that effort. Inasmuch as management for the Company will soon change, present management is hesitant to make any estimate as to the amount of such costs.

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

The Company has not negotiated the terms of any capital raising activity except for the Stockholder Note. Future capital raising activity may be substantially limited given current market conditions and will in all likelihood be restricted to existing stockholders or other individuals or entities knowledgeable of the reverse acquisition marketplace. Even though the Company’s common stock is currently listed on the Over the Counter Bulletin Board, its trading activity is virtually nonexistent. Inasmuch as the Company’s common stock does not have an established market value, the ability of the Company to obtain financing will be limited and will be on terms less favorable than if an established market for its common stock existed.

In its capital raising activities, the Company may also provide additional incentives such as stock options, warrants, or registration rights. The Company may obligate itself contractually with respect to such incentives or may agree to such incentives on a non-obligatory basis. Regardless of the terms agreed upon between the Company and any investor, the need for future capital to continue its plan of operations is inevitable.

The Company has contingently obligated itself to purchase 20,000,000 shares of its common stock owned by the Executive for $20,000. The Company also has the right to purchase 20,000,000 shares of its common stock from the Executive for $25,000. These dollar and share amounts were not negotiated at arm’s length and may not be indicative of transactions in the Company’s common stock between independent parties.

Current unsettled economic conditions will impact the Company’s ability to locate any investors. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and the perception by investors, real or imaginary, may impede our Company’s access to, or increase the cost of, financing operations. The Company’s lack of operations and assets does not bode well when compared to other entities that have identifiable assets and liquidity.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. However, the Company has not engaged in any revenue producing activities and is dependent on debt financing or the sale of its equity securities for capital. As a result, the possibility exists that the Company will not be able to continue as a going concern. Nevertheless, management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations:

During the three months ended September 30, 2007, the Company was not undertaking those measures that would make the Company a desirable candidate for a Target Company. Consequently, a comparison of the results of operations for the three months ended September 30, 2007 with the three months ended September 30, 2008, is not meaningful. During its current fiscal year, ending March 31, 2009, the Company has aggressively sought to establish itself as a public shell company.

The Company’s current Executive accepted his position on February 25, 2008 and on April 1, 2008 signed an employment agreement with the Company. Since that time, the Company has taken an aggressive posture in furthering its ability to enter into a business combination with a Target Company. The steps taken included the restructuring of the capitalization of the Company; in filing a Form 10 registration statement with the Securities and Exchange Commission and a subsequent quarterly report; and in locating a FINRA firm to make a market in the Company’s common stock. These efforts required approximately substantially less capital during the three months ended September 30, 2008 when compared to the three months ended June 30, 2008 (approximately $5,000 compared to $14,000, respectively).

In February 2008, Denny W. Nestripke accepted the position of the Company's sole officer and director and entered into an employment agreement whereby he agreed to serve in those positions through June 30, 2008 and on a month to month basis thereafter. In October 2008, Mr. Nestripke gave notice to the Company of his intent to terminate the employment agreement and he has notified certain stockholders of those intentions. Subsequent to October 30, 2008, Mr. Nestripke will serve in management of the Company on a day-to-day basis until a yet unidentified individual or individuals is(are) found willing to serve in those capacities. Expenses relating to the search of new management are thought to be minimal; however, a realistic estimate of such costs cannot be made at the present time.

Furthermore, the operations conducted by the Company through the end of September 2008 have been primarily procedural. In the future the Company’s search for a Target Company will result in expenses being incurred that are different in nature inasmuch as they will require an assessment of the Target Company, which may include travel and other means of extensive investigative research. There can be no assurance that the Company will receive any benefits from these expenses. The Company may also incur fees from third parties retained to investigate a Target Company. In the event that a Target Company is located, a mutually beneficial agreement may not be reached between the Company and the Target Company. Regardless of the manner in which expenses are incurred, until such time as an acquisition agreement is entered into with a Target Company, the Company does not anticipate generating any revenue. If and when such an agreement is reached, still no assurance exists that any income will accrue to the Company or that a revenue stream will develop.

The current uncertainty in the financial markets may make the ability for the Company to locate a Target Company substantially more difficult. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. Nevertheless, even this broad range of possible business activities may not be sufficient to attract a Target Company during times of uncertainty and financial liquidity concerns. If and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

Off-balance sheet arrangements:

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting company.

Item 4T - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our president and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by the report.

Part II - Other Information

Item 5 – Other Information

On October 14, 2008, Millstream Ventures, Inc. (the “Company”) borrowed $16,000 from 1st Orion Corp., a stockholder of the Company, and issued a promissory note for the repayment of this amount.  The note bears interest at 18% per annum and principal and interest are due and payable upon demand, but not later than March 31, 2010.

On October 22, 2008, the Company entered into an amendment to the Employment Agreement with Mr. Nestripke, which converted the employment agreement into a part-time service agreement in which Mr. Nestripke would be an independent contractor providing accounting and related services for the Company on an as-needed basis.  The amended agreement will be effective November 1, 2008, and may be terminated by either party upon 30 days’ notice, or immediately in the event of a reverse acquisition with an operating business.  The amendment provides that the option of Mr. Nestripke to require the Company to purchase his stock will not be exercised by him until the earlier of the following:  (i) March 31, 2009; (ii) the termination of the amended agreement by the Company; or (iii) the closing of a reverse acquisition transaction with an operating business.

Item 6 - Exhibits

Exhibit Table	Title of Document	Locaton
10.1	18% Promissory Note	This filing
10.2	Amendment to Employment Agreement	This filing
31.1 and 31.2	Rule 13a-14(a)/15d-14a(a) Certification -- CEO & CFO	This filing
32.1 and 32.2	Section 1350 Certification -- CEO & CFO	This filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millstream Ventures, Inc.
(Registrant)

Dated:	October 27, 2008	By:	/s/ Denny W. Nestripke
Denny W. Nestripke
Chief Executive Officer
Chief Financial Officer