Form 10-Q
period 2008-12-31
Millstream Ventures, Inc.
filed 2009-02-17
CIK 1432001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53167

Millstream Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada                                                                                                87-0405708
(State or other jurisdiction of                                                                                                (IRS Employer Identification No.)
incorporation or organization)

374 East 400 South, Suite 3, Springville, Utah                                                                                                           84663
(Address of principal executive offices)                                                                                                            (Zip Code)

(801) 489-9438
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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.21,118,203 shares of $0.001 par value common stock on February 16, 2009

Part I - Financial Information

Item 1 - Financial Statements

Index to Unaudited Financial Statements                                                                                                                                               Page

Balance Sheets – December 31, 2008 (unaudited) and March 31, 2008                                                                                                 3

Unaudited Statements of Operations – Three and nine months ended December 31, 2008 and 2007,
and from the inception of the development stage (May 26, 2005) through December 31, 2008                                                       4

Unaudited Statements of Cash Flows – Nine months ended December 31, 2008 and 2007,
and from the inception of the development stage (May 26, 2005) through December 31, 2008                                                       5

Notes to unaudited financial statements                                                                                                                                                6-7

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31	March 31,
	2008	2008
	(unaudited)

Current Assets:
Cash	$ 349	$ 6,467
Prepaid expense	-	2,500

Total Assets	$ 349	$ 8,967

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$ 2,319	$ 95
Accounts payable - related party (note 4)	-	619
Note payable - related party (note 4)	16,000	-
Accrued interest, note payable - related party (note 4)	616	-
Contingent liability - related party (note 4)	-	-
Total Liabilities	18,935	714

Stockholders' Equity (Deficit) (note 2):
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized,
21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit ($388,919 deficit eliminated on
March 31, 2001 as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(46,181)	(19,342)
Total Stockholders' Equity (Deficit)	(18,586)	8,253

Total Liabilities and Stockholders' Equity (Deficit)	$ 349	$ 8,967

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Operations

					From the
					Inception of the
					Development
					Stage (May 26,
	For the Three Months Ended		For the Nine Months Ended		2005) through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Management fees - related
party (note 4)	1,875	-	8,963	-	10,969
Legal and accounting fees	3,820	-	14,204	1,088	25,138
Other general and
administrative expenses	685	66	2,493	1,046	8,895
Total Expenses	6,380	66	25,660	2,134	45,002

Other Expenses:
Interest expense	684	-	1,179	-	1,179

Net loss available to common stockholders	$ (7,064)	$ (66)	$ (26,839)	$ (2,134)	$ (46,181)

Net loss per common share	($0.00)	($0.00)	($0.00)	($0.00)

Weighted-average common
shares outstanding	21,118,203	1,118,203	21,118,203	1,118,203

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			From the Inception
			of the Development
			Stage (May 26,
	For the Nine Months Ended		2005) through
	December 31,		December 31,
	2008	2007	2008

Cash Flow from Operating Activities:
Net loss	$ (26,839)	$ (2,134)	$ (46,181)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	2,500	(7,742)	-
Decrease in accounts receivable - related party	-	410	-
Increase (decrease) in accounts payable	2,224	(534)	(4,691)
Increase (decrease) in accounts payable - related party	(619)	5,000	-
Increase in accrued interest, note payable - related party	616	-	616
Net Cash Used in Operating Activities	(22,118)	(5,000)	(50,156)

Cash Flow from Financing Activities:
Cash contributed by related party	-	5,000	5,000
Proceeds from note payable - related party	26,000	-	31,000
Repayments on notes payable - related party	(10,000)	-	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing Activities	16,000	5,000	41,000

Net Decrease in Cash	(6,118)	-	(9,156)
Cash at Beginning of Period	6,467	-	9,505

Cash at End of Period	$ 349	$ -	$ 349

Supplemental Cash Flow Information
Cash paid for interest	$ 563	$ -	$ 563
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

December 31, 2008

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Certain inconsequential reclassifications have been made in prior periods presented to conform to current period presentation.  Operating results for the three and nine months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

Quasi-reorganization – During 2001, the Company entered into a quasi-reorganization that resulted in the capital accounts of the Company being adjusted with the effect that the paid-in capital account was reduced by the balance in the accumulated deficit account in the amount of $388,919. No other accounts were affected by this adjustment. Subsequent operating results were recorded in the accumulated deficit account until the Company’s reorganization on May 26, 2005. Thereafter, operating results have been recorded in a separate account entitled ‘Deficit accumulated since inception of development stage.’

Net Loss per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Income Taxes – The Company’s net operating loss carry forward at December 31, 2008 of approximately $40,000 will be applied against future taxable income and expires in various years through March 2029. The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company’s utilization of its net operating loss carry forward is unlikely as a result of its intended development stage activities.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Millstream Ventures, Inc.
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements (continued)

December 31, 2008

Note 3 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Since its inception as a development stage enterprise on May 26, 2005, the Company has incurred losses that total approximately $46,000 at December 31, 2008. The Company’s ability to continue as a going concern will depend upon it receiving capital through the issuance of notes or the sale of its equity stock. Furthermore, the Company is dependent on its Management serving without remuneration. The accompanying financial statements do not include any adjustments that may result from an unfavorable outcome to the aforementioned uncertainties.

Note 4 – Related Party Transactions

Management Services – During the nine months ended December 31, 2008, the Company incurred $8,663 with its then sole officer and director for management and accounting services.  Payments totaling $8,968 were made to this individual during this period, including $661 that was payable to this individual at March 31, 2008, resulting in a payable of $356 at December 31, 2008.  At the end of October 2008, this individual resigned from his position as officer and director. The Company’s subsequent sole officer and director has not received compensation.

Note Payable – During the quarter ended September 30, 2008, a former executive made cash advances to the Company totaling $10,000 with interest accruing at 18% per annum.  In October 2008, the Company received $16,000 from a stockholder pursuant to an unsecured promissory demand note (the Stockholder Note) bearing interest at the rate of 18% per annum. At December 31, 2008, interest in the amount of $616 has accrued on this note.  Part of the proceeds from the Stockholder note was used to pay the $10,000 note plus $564 in accrued interest.

Contingent Liability – In April 2008, the Company entered into an Employment Agreement with a former executive (the Executive) that provided a “buyout” provision whereby upon termination, the Company could elect to purchase 20,000,000 shares of its common stock owned by the Executive for $25,000, and the Executive could require the Company to purchase this same number of shares for $20,000.

In October 2008, the Executive resigned from his positions with the Company, and the Employment Agreement was modified into a Service Agreement whereby the Executive would continue to provide consulting and accounting services to the Company on an as-needed basis, and the buyout provision was extended to March 31, 2009.

In November 2008, the Executive transferred his shares to the Company’s current sole officer and director, thereby cancelling the buyout provision.   The Company initially recorded a contingent current liability of $20,000 with an offsetting decrease to additional paid-in capital, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Upon cancellation of the buyout provision, the contingent liability was eliminated with a corresponding increase to additional paid-in capital.

Note 5 – Subsequent Event

Notes Payable, Related Party – During February 2009, the Company received $5,500 from an entity related to the Company’s current sole officer and director. At such time, the Company entered into an unsecured note payable due on or before February 1, 2011 with interest accruing at the rate of 8% per annum.

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

Plan of Operations

Overview:

Millstream Ventures, Inc. (the “Company”) was originally incorporated in the State of Utah on April 7, 1983, as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was moved to Nevada. The Company currently operates as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.

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

The acquisition of a Target Company will normally involve the transfer to the stockholders of the Target Company the majority of the issued and outstanding common stock of the Company, and the substitution by the Target Company of its own management and board of directors.

The Company's plan of operations is subject to numerous risk factors including, but not limited to the following:

1-
The Company will, in all likelihood, sustain operating expenses without corresponding revenues. This will result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a Target Company. There is no assurance that the Company can identify such a Target Company and consummate such a business combination. There is also no assurance that the Company will be able to finance its operations while it searches for a Target Company.

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

3-
At the present time, the Company has not identified any particular industry or specific business within an industry for evaluation and there is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established any criteria with respect to the Target Company’s length of operating history or a specified level of earnings, assets, net worth, or other criteria. Accordingly, the Company may enter into a business combination with a Target Company having no significant operating history and no potential for immediate earnings.

4-	The Company's sole officer and director (“Executive”), who serves without remuneration, does not have an employment agreement with the Company.

5-
The Executive is under no restriction to limit his participation in other business ventures which may compete directly with the Company. The Company has adopted a policy that it will not seek to acquire a Target Company in which the Executive serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

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

8-
The selection of a Target Company will be at the sole discretion of the Executive. The Executive does not have expertise in investment banking activities and stockholder approval will not be sought in the selection of a Target Company.

Liquidity and Capital Resources:

During the Company’s fiscal year ended March 31, 2008, the Company issued 20,000,000 shares of its common stock for $15,000 cash and in payment of a $5,000 obligation. In October 2008, the Company obtained a $16,000 loan from a stockholder pursuant to an unsecured promissory demand note (“Stockholder Note) bearing interest at 18% per annum. Part of the proceeds from the Stockholder Note was used to repay a $10,000 note plus $563 in interest. At December 31, 2008, the Company has $349 in cash and accounts payable in the amount of $2,319. In addition, the Company has accrued interest in the amount of $616 on the Stockholder Note.

In February 2009, the Company received $5,500 in cash from an entity related to the Executive and the Company entered into an unsecured promissory note due on or before February 1, 2011, bearing interest at 8% per annum.

The Company estimates that recurring costs, identified as accounting fees, legal fees, auditor fees (including fees to review interim financial information), stockholder related cost, and fees associated with maintaining the Company’s current standing with regulatory agencies, will average approximately $5,000 every three months. In addition, costs will be incurred as the Company searches for a Target Company and engages professionals in that effort.

Consequently, the Company will aggressively seek to obtain additional capital, either through loans or through the issuance of shares of its common or preferred stock. At the present time, the terms, conditions, amounts, price, and other particulars relating to these potential sources of capital cannot be determined. Furthermore, the actual success achieved by the Company in its capital raising activities cannot be assured or the likelihood thereof determined.

The Company has not negotiated the terms of any capital raising activity. Future capital raising activity will be substantially limited, given current market conditions, and will in all likelihood be restricted to existing stockholders or other individuals or entities knowledgeable of the reverse acquisition marketplace. Even though the Company’s common stock is currently listed on the Over the Counter Bulletin Board, its trading activity is virtually nonexistent. Inasmuch as the Company’s common stock does not have an established market value, the ability of the Company to obtain financing will be limited and will be on terms less favorable than if an established market for its common stock existed.

In its capital raising activities, the Company may also provide additional incentives such as stock options, warrants, or registration rights. The Company may obligate itself contractually with respect to such incentives or may agree to such incentives on a non-obligatory basis. Regardless of the terms agreed upon between the Company and any investor, the need for future capital to continue its plan of operations is inevitable. Current unsettled economic conditions will impact the Company’s ability to locate any investors. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and the perception by investors, real or perceived, will impede our Company’s access to, or increase the cost of, financing activities. The Company will compete with other entities that have identifiable assets, liquidity and revenue producing operations.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. However, the Company has not engaged in any revenue producing activities and is dependent on debt financing or the sale of its equity securities for capital. As a result, the possibility exists that the Company will not be able to continue as a going concern. Nevertheless, the Executive believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations:

During the nine months ended December 31, 2007, the Company was dormant and did not undertake any activities that would make the Company a desirable candidate for a Target Company. Consequently, a comparison of the results of operations for the three and nine months ended December 31, 2007 with the same periods ended December 31, 2008, is not meaningful. During its current fiscal year, ending March 31, 2009, the Company has aggressively sought to establish itself as a public shell company.

Since February 2008, the Company has taken an aggressive posture in furthering its ability to enter into a business combination with a Target Company. The steps taken included the restructuring of the capitalization of the Company; the filing of a Form 10 registration statement with the Securities and Exchange Commission and the filing of subsequent quarterly reports; and in locating a FINRA firm to make a market in the Company’s common stock.

In October 2008, Denny W. Nestripke resigned his position as the Executive and Steven L. White accepted this position. Mr. White does not have an employment agreement with the Company and serves as the Executive without compensation. Consequently, the Company has not paid any management fees since that time and does not anticipate making any management fee payments in the future.

Nevertheless, the operations conducted by the Company through the end of October 2008 have been primarily procedural. In the future, the Company’s search for a Target Company will result in expenses being incurred that are different in nature inasmuch as they will require an assessment of the Target Company, which may include travel and other means of extensive investigative research. There can be no assurance that the Company will receive any benefits from these expenses. The Company may also incur fees from third parties retained to investigate a Target Company. In the event that a Target Company is located and a mutually beneficial agreement is not reached between the Company and the Target Company, cost incurred will result in no benefit to the Company. If and when a Target Company is located and an acquisition agreement is reached, there is still no assurance that any income will accrue to the Company or that a revenue stream will develop.

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

Item 4T - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our president and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

During the time period that Mr. Nestripke served as the Executive, he was the only individual involved in the internal control over financial reporting other than the review of its financial statements by its auditors. During the three month period ended December 31, 2008, both Mr. Nestripke (as an accountant) and Mr. White (as the Executive), have provided oversight of the internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

On November 6, 2008, Mr. Nestripke sold 20,000,000 shares of the Company’s common stock to Mr. White and thereby relieved the Company of its contingent obligation to purchase these shares from Mr. Nestripke.

On January 2, 2009, Mr. Nestripke entered into an engagement letter with the Company with fee terms similar to those contained in the employment agreement that he previously had entered into with the Company. No other obligations exist between the parties.

During February 2009, the Company borrowed $5,500 from an affiliate of the Executive pursuant to an unsecured note payable due on or before February 1, 2011 bearing interest at the rate of 8% per annum.

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

Millstream Ventures, Inc.
(Registrant)

Dated: February 17, 2009                                                                                       /s/  Steven L. White
Steven L. White, President
Chief Executive Officer
Chief Financial Officer