Form 10-K
period 2009-03-31
Millstream Ventures, Inc.
filed 2009-06-29
CIK 1432001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-53167

Millstream Ventures, Inc.
(Exact name of Registrant as specified in its charter)

                          Nevada                                                                                                                                                           87-0405708
(State or other jurisdiction of incorporation                                                                                                (I. R. S. employer identification number)
or organization)

374 East 400 South, Suite 3, Springville, Utah                                                                                            84663
(Address of principal executive offices)                                                                                                (Zip Code)

Issuer’s telephone number, including area code:  (801) 489-9438

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No [X] .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes   [X]   No         (2)  Yes   [X]     No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X] .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                                              Accelerated Filer   .
Non-accelerated Filer                                                  Smaller reporting company   [X] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   [X]     No   .

Since its initial listing on the OTC Bulletin Board, the Registrant is not aware of its common stock being traded. The Registrant was approved for listing on the OTC Bulletin Board during its most recently completed second fiscal quarter. The total number of voting and non-voting common equity held by non-affiliates of the Registrant is 1,118,203 shares and based on an bid price of $0.05 per share on June 26, 2009, the aggregate market value was $55,910.

At June 26, 2009, there were 21,118,203 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 Table of Contents

PART I                                                                                                                                                                                                                                                                                              4

ITEM 1.  BUSINESS                                                                                                                                                                                                                                                                4

ITEM 1A.  RISK FACTORS                                                                                                                                                                                                                                                   8

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                                                                                                                                                                                                8

ITEM 2.  PROPERTIES                                                                                                                                                                                                                                                             8

ITEM 3.  LEGAL PROCEEDINGS                                                                                                                                                                                                                                            8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                                                                                           8

PART II                                                                                                                                                                                                                                                                                               9

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES              9

ITEM 6.  SELECTED FINANCIAL DATA                                                                                                                                                                                                                            10

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                     10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                 11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                                                                                                                     11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                 11

ITEM 9A.  CONTROLS AND PROCEDURES                                                                                                                                                                                                                     11

ITEM 9A(T).  CONTROLS AND PROCEDURES                                                                                                                                                                                                                11

PART III                                                                                                                                                                                                                                                                                            12

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                                                                                                                                              12

ITEM 11.  EXECUTIVE COMPENSATION                                                                                                                                                                                                                         13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                    14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                                                                                               14

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                                                                                                                      15

PART IV                                                                                                                                                                                                                                                                                            16

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                                                                                                                                                    16

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in regulation of shell or blank check companies; the general economic downturn; a further downturn in the securities markets; our ability to raise needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to Millstream Ventures, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview and Development of the Company

We were originally incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, we became inactive. On May 26, 2005, we undertook a reorganization that included a change of our corporate domicile to the State of Nevada. We also issued 100,000 shares of our common stock to an officer and director of the Company and recorded this transaction as a management fee expense of $100. In addition, we issued 500,000 shares of our common stock to another officer and director to satisfy a $500 obligation. These stock issuances resulted in a change of control of the Company and the commencement of our development stage activities.

In July and August 2007, we received a capital contribution of $5,000 cash from an officer and director of the Company which we were not required to repay. In December 2007, this same individual loaned $5,000 to the Company and during February, 2008, the Company repaid this $5,000 as part of a sale of 20,000,000 shares of our common stock for a price of $20,000.

During April 2008, we voluntarily filed a Form 10 with the United States Securities and Exchange Commission for the purpose of registering our common stock. We currently operate as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity (hereinafter referred to as a target company). We will attempt to locate and negotiate with a target company for the purpose of merging with the target company or in certain instances, to allow the target company to become our subsidiary. The target company may also choose to contribute its assets to us in exchange for our capital stock. No assurances can be given that we will be successful in locating or negotiating with any target company. Our intent is to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. A business combination with a target company will normally involve the transfer to the target company or the shareholders of the target company, a majority of our issued and outstanding common stock. In addition, the target company’s management and board of directors will in all likelihood replace current management and our board of directors. No assurances can be given that we will be able to enter into such a business combination, as to the terms of a business combination, or as to the nature of the target company.

Selection of a Business

We anticipate that businesses for possible acquisition will be referred to us by various sources, including our sole officer and director, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of our sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” we may be limited in the number of potential acquisitions that we can identify. While it is not presently anticipated that we will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if we deem it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including a one-time cash payment, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, we are currently unable to predict the cost of utilizing such services.

We will not restrict our search to any particular business, industry, or geographical location, and we may evaluate and enter into any type of business in any location. We may participate in a newly organized business venture or a more established target company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If we select a target company with existing financial problems, we may be subjected to risk because our resources may not be adequate to eliminate or reverse the circumstances leading to such financial problems. In seeking a target company, we will not attempt to take advantage of an anticipated or perceived appeal for a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation.

The analysis of a target company will be undertaken by or under the supervision of our sole officer and director.  In analyzing prospective businesses, we will consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on our analysis of the quality of the target company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the target company’s results of operations may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

We will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The length of time that it may take to find and analyze a target company cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a target company acquisition, we may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. The structure of the particular business acquisition will be approved by our board of directors and may not require the approval of the Company’s stockholders.  Notwithstanding the above, we do not intend to participate in a business through the purchase of a minority stock position. Upon the consummation of a transaction, it is likely that the present management and stockholders of the Company will not remain in control of the Company. In addition, it is anticipated that our current sole officer and director will resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event we enter into an acquisition transaction, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction. In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including current management, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s common stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of common stock by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole director will be negotiating for the acquisition on behalf of the Company and for sale of his or shareholders’ shares for his own or the shareholders’ respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our sole director, management may not sacrifice his or the shareholders’ financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares of the Company’s common stock. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. Securities, including shares of the Company’s common stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission. Under amendments to Rule 144 recently adopted by the Commission, and which took effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met: the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the stockholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the stockholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity. It is anticipated that our current stockholders would in fact retain less than 5% control of the Company after a reverse acquisition.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company. Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as a capital transaction by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the target company. The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the target company and other parties, the management of the target company and the relative negotiating strength of the Company.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. It is unlikely that current stockholders will be in control of the Company or that present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of its limited resources, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in locating and acquiring a target company.

Employees

We currently have no employees. Our sole officer, director and principal stockholder, will devote such time to the affairs of the Company as he deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full- time employees as long as it is seeking and evaluating a target company.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

We have no office facilities and do not presently anticipate the need to lease commercial office space or facilities.  For now the office of Steven White, our sole officer, director and principal shareholder, is being used as the Company address. We may lease commercial office facilities in the future if needed; however, we have not entered into any commitments or arrangements for any such facilities. There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was approved for quotation on the OTC Bulletin Board during our second fiscal quarter. We do not believe that any shares of our common stock have traded since the approval of the quotation. The trading symbol for the common stock is “MVNT.” The table below sets forth for the period indicated the quarterly high and low bid prices as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Quarter ended:                                                                                     High Bid                        Low Bid
March 2009                                                                                            $0.15                                $0.10
December 2008                                                                                      $0.25                                $0.15
September 2008                                                                                     $0.25                                $0.25

The common stock of our Company is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in our common stock must first deliver a risk disclosure document which describes risks associated with penny stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make a suitability determination approving the customer for the purchase of such stock, based on their financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions to the customer in writing, as well as provide monthly account statements and obtain specific written consent of each customer.  With these restrictions and the associated paper work involved, it is likely that there will be a decrease in the willingness of broker- dealers to make a market for our common stock. This could also lead to a decrease in the ability of someone to purchase or sell our common stock and increase the cost of such transactions.

Our Company has been a shell company since our reorganization in May of 2005 and as a result, we are subject to the provisions of Rule 144(i) which limit reliance on this rule by shareholders owning stock in a shell company.   Under current interpretations, unregistered shares issued after the Company became a shell company could not be resold under Rule 144(i) until the following conditions were met:  a) we ceased to be a shell company; b) we remained subject to the Exchange Act reporting obligations; c) we filed all required Exchange Act reports during the preceding 12 months; and d) at least one year has elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

We have no outstanding options, warrants, or other instruments convertible into shares of our common stock. We have not granted any registration rights to anyone with respect to our currently issued and outstanding shares of common stock. We have not entered into any agreements to issue any additional shares of our capital stock (preferred and common) to anyone; however, we may need to issue shares of our capital stock in the future to raise capital and in accordance with our plan of operations as discussed herein.

At March 31, 2009, we had 272 shareholders of record, which was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah.

We have not declared or paid any cash dividends on our common stock during the two fiscal years ended March 31, 2009, or in any subsequent period. We do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

As of March 31, 2009, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of our Company were authorized for issuance. There were no purchases of our common stock made during the fourth quarter of our fiscal year ended March 31, 2009, by our Company or on behalf of our Company or by anyone known to us to be affiliated with our Company, of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years ended March 31, 2009 and 2008

At March 31, 2009 we had total assets of $233 and total liabilities of $23,481. At March 31, 2008 we had total assets of $8,967 and total liabilities of $714. During February 2008, we issued 20,000,000 shares of our common stock in payment of a $5,000 liability and in consideration of $15,000 cash. Of the $15,000 in cash that we received, by March 31, 2008 we had paid $6,033 in expenses and had prepaid expenses of $2,500. During our fiscal year ended March 31, 2009, we did not issue any shares of our common stock and therefore, our common stock and paid-in capital amounts did not change. Our accumulated deficit during the development stage increased by $31,501 which represented our loss from operations during the fiscal year ended March 31, 2009.

All of our liabilities are considered current liabilities inasmuch as they are due within a one year time period, and all of our related party debt is considered current regardless of formal due dates. Our financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2009, $22,900 was payable to related parties as compared to $619 at March 31, 2008. Of the $22,900, $16,000 was payable to a stockholder pursuant to an unsecured demand note bearing interest at 18% per annum and $5,500 was payable to an entity related to our sole officer and director pursuant to an unsecured note due February 1, 2011, bearing interest at 8% per annum. The $619 related party payable at March 31, 2008 represented an amount advanced to us by our sole officer and director.

Liquidity and Capital Resources

At March 31, 2009 our total assets of $233 was represented by cash. Our working capital deficit was $23,248 at March 31, 2009 compared to a positive working capital of $8,253 at March 31, 2008. Our liquidity is dependent on our ability to obtain capital from stockholders and others.

During the fiscal year ended March 31, 2009 (“fiscal 2009”), we sustained a loss from operations of $31,501, including $1,963 in interest, compared to $16,623 for the fiscal year ended March 31, 2008 (“fiscal 2008”). We paid no interest during fiscal 2008. During fiscal 2009 our general and administrative expenses increased by 78% from fiscal 2008. We attributed some of that increase to the legal and accounting costs associated with our filing of a Form 10 report with the Securities and Exchange Commission. In addition, through the end of October 2008, management of the Company received compensation for its services. Our current sole officer and director does not receive compensation for any services. Nevertheless, we believe that our future cost of operations will not decrease substantially.

We believe that our interest expense will increase as it becomes necessary to obtain additional operating capital. In our current economic environment, our ability to obtain additional capital will become more difficult and consequently become more expensive. The Company’s capital resources are in management’s ability to locate sources of capital and in its ability to locate a target company. Regardless of the success in locating a target company, we will continue to incur costs associated with filing quarterly and annual reports with the Securities and Exchange Commission. Unless the Company elects to suspend its reporting requirements, these costs will in all likelihood increase. If the Company elects to suspend its reporting requirements then all of the costs which have been incurred relative to the Form 10 report will be lost without any benefit therefrom inuring to the Company.

The Company’s sole tangible capital resource is its capital stock. Transactions in the Company’s common stock have only occurred with related parties. Consequently, no independent value has been determined for the Company’s authorized but unissued common stock. Our sole director has the authority to issue all or any part of the authorized but unissued common stock without approval of our stockholders and for such value as he deems appropriate to the extent such value exceeds par of $0.001 per share. The Company has not issued any of its authorized preferred stock. Likewise, no independent value has been determined for this stock, our sole director has the authority to issue all or any part of this stock without approval of our stockholders and he may authorize this stock for issuance at such value as he deems appropriate to the extent such value exceeds par of $0.001 per share.

Off-Balance Sheet Arrangements

During fiscal 2009 and fiscal 2008, we did not engage in any off-balance sheet arrangements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.   CONTROLS AND PROCEDURES

As a smaller reporting company, we have elected not to provide the information required by this item.  Rather, we have provided the information set forth in Item 9A(T) below.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our President, who serves as our principal executive officer and our principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, our President concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure due to material weaknesses in our internal control.  A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

Changes in internal control over financial reporting

During our most recent fiscal quarter we have determined that our disclosure controls and procedures were not effective as discussed below.

Management’s report on internal control over financial reporting

Our management consists solely of Steven White, our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. As a result, our internal control system is limited in its scope and capabilities, although such system is based on our CEO/PFO’s general business experience and our use of a CPA firm to record our financial transactions and prepare our financial reports for audit or review by our auditors. Nevertheless, we believe that such measures provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of inherent limitations of having a single officer and director incur and authorize expenditures, our system of internal control over financial reporting may not prevent or detect misappropriations. Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on his evaluation, he concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness relates to the monitoring and review of work performed by our CEO, who also acts as our principal financial officer in the appropriation of expenditures recorded in our financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with our annual audit. We do not have an audit committee. We do believe that the inclusion of a CPA firm in our internal control procedures assists to reducing the weakness of a single appropriations officer.

Since our Company has no ongoing operations and is, at this time, a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible as previously described. This is done by having a CPA firm review our financial transactions; however, such firm is not given the authority to override the actions of our CEO/PFO. Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.   OTHER INFORMATION

The Company filed such information as is required to be filed in a report on Form 8-K during the fourth quarter ended March 31, 2009.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICEERS AND CORPORATE GOVERNANCE

Current Management

Steven White, age 54, Director, President, Secretary and Treasurer, since October 2008. Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting. He is a retired certified public accountant and has been a controller of several small businesses. In addition to being our sole officer and director, Mr. White is currently the sole officer and director of USATCO, Inc. and United Restaurant Management, Inc., each of which is a company reporting to the Securities and Exchange Commission.

On November 17, 2006, Mr. White, on behalf of and as president of Liquitek Enterprises, Inc., a Nevada corporation, filed in United States Bankruptcy Court District of Nevada, a petition of bankruptcy under Chapter 11, which on August 24, 2007, was dismissed. Mr. White became the president of Liquitek Enterprises, Inc. on September 15, 2006. Liquitek Enterprises, Inc. is not an affiliate of our company and Mr. White is no longer an officer or director of Liquitek Enterprises, Inc.

Directors are elected until the next annual meeting of stockholders and until their successors are elected and qualified. The annual meeting of the stockholders is held at such time as designated by the Board of Directors. Officers of the Company are elected by the Board of Directors. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced any material business operations.

Overview of Director Nominating Process

We do not have a standing nominating committee or committee performing similar functions and we do not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of operations and the fact that we have not received any stockholder recommendations in the past. Director nominees are considered solely by our current sole director.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee. Given our lack of operations until such time as a target company is located and acquired, we believe that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the costs of hiring an audit committee financial expert, are prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Mr. White has served as our chief executive officer since October 2008. From February 2008 to October 2008, Denny Nestripke served as our chief executive officer. Prior to February 2008, William McCrory served as our chief executive officer. These three individuals did not receive compensation that would be reportable under this item.

Equity Awards

No equity awards were made to any individuals during fiscal 2009.

Director Compensation

No director compensation was paid during fiscal 2009.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee and no officer participated, and the Board of Directors did not engage, in deliberations concerning executive officer compensation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our common stock as of April 20, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group

           Name                                               # of Shares                                % Ownership
Steven L. White                                                                20,000,000 shares                                                      94.7%
386 North 210 East
Mapleton, Utah 84664

Change of Control

We anticipate that a change of control will occur when a target company is acquired. Our business plan is to seek and, if possible, acquire an operating entity or a target company, as previously described, through a reverse acquisition transaction with such entity. By its nature, a reverse acquisition generally entails a change in management and the principal stockholders of the target company becoming the majority stockholders of our Company. While we cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the Company’s current sole officer and director would resign and such persons as designated by our new board of directors would become our new officers and directors.

Equity Compensation Plan Information

As of March 31, 2009, the Company had not adopted any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Until his resignation in October 2008, Mr. Nestripke served as the Company’s sole officer and director pursuant to an employment agreement and was compensated on a per hour basis. Subsequently, the employment agreement was terminated on a mutually agreeable basis. Total compensation received by Mr. Nestripke during fiscal 2009 was less than $10,000.

During the period that Mr. Nestripke served as the Company’s sole officer and director, he advanced a total of $10,000 cash to the Company which amounts accrued interest at the rate of 18% per annum. Prior to his resignation, this amount and accrued interest of $564 was repaid by the Company.

During October 2008, a stockholder of the Company advanced $16,000 cash to us pursuant to an unsecured note payable bearing interest at the rate of 18% per annum. At March 31, 2009 this amount and accrued interest of $1,336 remained outstanding.

During November 2008, Mr. Nestripke sold his shares of the Company’s common stock to Mr. White, our current sole officer and director. The terms of this sale were negotiated between Mr. Nestripke and Mr. White and the Company was not a party to this transaction.

During February 2009, an entity controlled by Mr. White advanced $5,500 to us pursuant to an unsecured note payable bearing interest at 8% per annum. At March 31, 2009 this amount and accrued interest of $64 remained outstanding.

Director Independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent. We have adopted an independence standard that requires that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that our sole director is not independent. We do not have an audit committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2009 and 2008 were $10,100 and $6,000, respectively.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended March 31, 2009 and 2008.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended March 31, 2009 and 2008.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended March 31, 2009 and 2008.

Audit Committee

Our principal accountant has not provided any non-audit services in the past and does not anticipate providing any non-audit services to the Company. In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our principal accountants would be compatible with maintaining their independence as our auditors and whether their independence would be compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by them prior to engagement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibits:
31.1           CEO & CFO Certification Pursuant to 18 USC Section 1350,

as adopted pursuant to Section 302 of Sarbanes—Oxley Act of 2002                                                                                      This Filing

32.1           CEO & CFO Certification Pursuant to Section 906                                                                                                                     This Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millstream Ventures, Inc.

Date:  June 29, 2009                                                                           By: /s/ Steven L. White
Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: June 29, 2009	/s/ Steven L. White
Steven L. White, Director and President (Principal Executive and Financial Officer)

MILLSTREAM VENTURES, INC.
(A Development Stage Enterprise)

Financial Statements

TABLE OF CONTENTS

Description                                                                                                           Page No.

Report of Independent Registered Public Accounting Firm                                                                      F-1

Financial Statements:

Balance Sheets                                                                                                                                                   F-2

Statements of Operations                                                                                                                                 F-3

Statement of Changes in Stockholders’ Equity (Deficit)                                                                             F-4

Statements of Cash Flows                                                                                                                                F-5

Notes to Financial Statements                                                                                                                        F-6

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Millstream Ventures, Inc.

We have audited the accompanying balance sheets of Millstream Ventures, Inc. (a development stage enterprise) (the Company) as of March 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the period from the inception of the development stage (May 26, 2005) through March 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millstream Ventures, Inc. as of March 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, and for the period from the inception of the development stage (May 26, 2005) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 1 under “Business Condition,” the Company has incurred losses since inception, and has not engaged in any operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 16, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2009	2008

Current Assets:
Cash	$ 233	$ 6,467
Prepaid expense (note 5)	-	2,500

Total Assets	$ 233	$ 8,967

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$ -	$ 95
Related party accounts payable (note 3)	581	619
Related party note payable (note 3)	21,500	-
Related party interest payable (note 3)	1,400	-
Total Current Liabilities	23,481	714

Stockholders' Equity (Deficit) (note 2):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Additional paid-in capital	11,397	11,397
Accumulated deficit ($388,919 deficit eliminated on
March 31, 2001as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of the development stage	(50,843)	(19,342)
Total Stockholders' Equity (Deficit)	(23,248)	8,253

Total Liabilities and Stockholders' Equity (Deficit)	$ 233	$ 8,967

See accompanying notes to the financial statements.
F-2

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

			From the Inception
			of the Development
	For the Year Ended		Stage (May 26, 2005)
	March 31,		through
	2009	2008	March 31, 2009

Revenue	$ -	$ -	$ -

Operating Expenses:
Management fees - related
party (note 3)	8,963	2,006	10,969
Legal and accounting fees	17,156	9,469	28,090
Other general and
administrative expenses	3,419	5,148	9,821

Total Operating Expenses	(29,538)	(16,623)	(48,880)

Other Expenses:
Interest expense	(1,963)	-	(1,963)

Net loss	$ (31,501)	$ (16,623)	$ (50,843)

Net loss per common share	$ (.00)	$ (.00)

Weighted-average common
shares outstanding	21,118,203	2,784,870

See accompanying notes to the financial statements.
F-3

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity (Deficit)

					From the
					Inception of the
					Development	Total
					Stage (May 26,	Stockholders'
	Common Stock		Paid-in	Accumulated	2005) through	Equity
	Shares	Amount	Capital	Deficit	March 31, 2009	(Deficit)
Balance, May 26, 2005 (inception of the development stage)	518,203	$ 518	$ 6,397	$ (4,920)	$ -	$ 1,995
Common stock issued to related party in payment of
debt at inception of the development stage at
$0.001 per share (note 3)	500,000	500	-	-	-	500
Common stock issued for services at inception of the
development stage at $0.001 per share (note 3)	100,000	100	-	-	-	100
Net loss for the period	-	-	-	-	(2,286)	(2,286)
Balance, March 31, 2006	1,118,203	1,118	6,397	(4,920)	(2,286)	309
Net loss for the year	-	-	-	-	(433)	(433)
Balance, March 31, 2007	1,118,203	1,118	6,397	(4,920)	(2,719)	(124)
Capital contributed by related party (note 3)	-	-	5,000	-	-	5,000
Proceeds from issuance of common stock at
$0.001 per share (note 3)	20,000,000	20,000	-	-	-	20,000
Net loss for the year	-	-	-	-	(16,623)	(16,623)
Balance, March 31, 2008	21,118,203	21,118	11,397	(4,920)	(19,342)	8,253
Net loss for the year	-	-	-	-	(31,501)	(31,501)
Balance, March 31, 2009	21,118,203	$ 21,118	$ 11,397	$ (4,920)	$ (50,843)	$ (23,248)

See accompanying notes to the financial statements.
F-4

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
			From the Inception
			of the Development
	For the Year Ended		Stage (May 26, 2005)
	March 31,		through March 31,
	2009	2008	2009
Cash Flow from Operating Activities:
Net loss	$ (31,501)	$ (16,623)	$ (50,843)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	2,500	(2,500)	-
Decrease in related party receivable	-	410	-
Increase (decrease) in accounts payable	(95)	(439)	(7,010)
Increase (decrease) in related party
accounts payable	(38)	619	581
Increase in related party interest payable	1,400	-	1,400
Net Cash Used in Operating Activities	(27,734)	(18,533)	(55,772)

Cash Flow from Financing Activities:
Cash contributed by related party	-	5,000	5,000
Proceeds from related party notes payable	31,500	5,000	36,500
Repayment of related party notes payable	(10,000)	-	(10,000)
Proceeds from issuance of common stock	-	15,000	15,000
Net Cash Provided from Financing Activities	21,500	25,000	46,500

Net Increase (Decrease) in Cash	(6,234)	6,467	(9,272)
Cash at Beginning of Period	6,467	-	9,505

Cash at End of Period	$ 233	$ 6,467	$ 233

Supplemental Cash Flow Information
Cash paid for interest	$ 564	$ -	$ 564
Cash paid for income taxes	$ -	$ -	$ -
Schedule of Noncash Investing and Financing Activities:
Conversion of related party notes
payable into common stock	$ -	$ 5,000	$ 5,000

See accompanying notes to the financial statements.
F-5

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
Years Ended March 31, 2009 and 2008 and
Period of Inception of the Development Stage (May 26, 2005) through March 31, 2009

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Organization – Millstream Ventures, Inc. (the “Company”) was incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was moved to Nevada. The Company currently operates as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.

Quasi-reorganization – During 2001 the Company’s stockholders approved a quasi-reorganization resulting in the capital accounts of the Company being adjusted with the result that the paid-in capital account was reduced by the balance in its accumulated deficit account in the amount of $388,919. No other accounts were affected by this readjustment. Subsequent operating results were recorded in the accumulated deficit account until the Company’s reorganization on May 26, 2005. Subsequent thereto, operating results have been recorded in a separate account entitled deficit accumulated since inception of development stage.

Net Loss Per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Income taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes" that requires an asset/liability approach for the effect of income taxes. During the periods presented, the Company had no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company has a net operating loss carry forward of approximately $55,000, which expires in various years through 2029. The Company’s utilization of its net operating loss carry forward is unlikely as a result of its intended development stage activities.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition – The Company’s financial statements have been prepared using GAAP as it is applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Since the inception as a development stage enterprise on May 26, 2005, the Company has incurred losses that total $50,843 at March 31, 2009. In February 2008, the Company received $15,000 in proceeds from the issuance of its common stock and during the year ended March 31, 2009, the Company received net proceeds from related party loans totaling $21,500. At March 31, 2009 the Company has a working capital deficit of $23,248. In addition, the Company’s sole officer and director (“Executive”) serves without compensation and without an employment agreement. The Company’s ability to proceed with its intended business endeavors will be dependent on the Executive continuing to serve under these conditions and his ability to obtain sufficient operating capital through loans or the issuance of the Company’s capital stock. These conditions raise substantial doubt concerning the Company’s ability to continue as a going concern if additional capital cannot be obtained when needed. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
Years Ended March 31, 2009 and 2008 and
Period of Inception of the Development Stage (May 26, 2005) through March 31, 2009

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements – On June 12, 2009 the FASB issued two statements  that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166,  “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”

SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In May 2009, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company complies with this Statement in the accompanying financial statements.

In May 2009, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of SFAS No. 60.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement does not have an effect on the Company.

In May 2009, the FASB posted Staff Accounting Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. This FSP does not have an effect on the Company.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
Years Ended March 31, 2009 and 2008 and
Period of Inception of the Development Stage (May 26, 2005) through March 31, 2009

Note 2 – Capital Stock

The Company is currently seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity. If successful, such business activity will likely result in the issuance of shares of the Company’s common and/or preferred stock, which the Company’s board of directors is authorized to issue without the approval of the Company’s stockholders.

Preferred Stock – The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock that may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Common Stock – Pursuant to a vote of stockholders in May of 2005, the Company issued 600,000 shares of its common stock at its par value of $0.001 or $600, and recorded a management fee expense of $100 (100,000 shares) and a reduction of debt due to a related party of $500 (500,000 shares). Since the Company’s common stock does not have a discernible fair market value and has not traded publicly for a considerable number of years, the Company’s board of directors determined that the legal par value is an appropriate price for the stock.

In February 2008, the Company issued 20,000,000 shares of its common stock at its par value of $0.001 for $20,000, and collected $15,000 cash (15,000,000 shares) and a reduction of debt due a related party of $5,000 (5,000,000 shares). Inasmuch as the cash transaction represented a negotiated price and no other readily determinable fair market value for the Company’s common stock is available, the Company’s board of directors determined that the legal par value is an appropriate price for the stock.Note 3 – Related Party Transactions

Issuance of Common Stock for Services and Debt Reduction – Pursuant to a vote of stockholders in May of 2005, the Company issued 600,000 shares of its common stock at its $0.001 par value. An officer and director of the Company was issued 100,000 shares, which was recorded as a management fee expense of $100 and a stockholder of the Company was issued 500,000 shares to satisfy a $500 obligation due him. The issuance of these shares resulted in a change of control of the Company and commenced the Company’s development stage activities.

Issuance of Common Stock for Cash – During 2007, an officer and director of the Company contributed without requiring repayment, $5,000 cash to the Company. In December 2007, this same individual loaned an additional $5,000 to the Company and in February 2008, this obligation was utilized as partial payment for the issuance of 20,000,000 shares of common stock to the Company’s then current officer and director. The remaining $15,000 was paid in cash.

Related Party Notes Payable – During the year ended March 31, 2009, the Company received loans from its then current officer and director in the amount of $10,000. This loan was subsequently repaid with interest in the amount of $564.   During the year ended March 31, 2009, the Company also received loans from an affiliate of the Executive and from a stockholder of the Company in the amount of $5,500 and $16,000, respectively. The Company entered into demand notes payable with respect to these loans, bearing at 8% and 18% per annum, respectively. At March 31, 2009, these notes remain outstanding and interest in the amount of $64 and $1,336, respectively, has been accrued with respect thereto. The Company reports all related party loans as current liabilities.

Management Fees – A former officer and director of the Company performs accounting and management services for which the Company pays cash remuneration. During the period of such affiliation, the Company has incurred a total of $10,969 in expenses, of which $581 remains payable at March 31, 2009.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
Years Ended March 31, 2009 and 2008 and
Period of Inception of the Development Stage (May 26, 2005) through March 31, 2009

Note 4 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forward. The Company has available at March 31, 2009, an operating loss carry forward of approximately $55,000, which may be applied against future taxable income and which expires in various years through 2029.

The amount of and the ultimate realization of the benefits from the operating loss carry forward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forward, the Company has established a valuation allowance equal to the tax effect of the loss carry forward and, therefore, no deferred tax asset has been recognized for the loss carry forward. The net deferred tax asset is approximately $13,125 and $8,400 as of March 31, 2009 and 2008, respectively, which are completely offset by a valuation allowance that increased by $4,725 and $5,700 during the years ended March 31, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2009 and 2008.  Note 5 – Prepaid Expense

The March 31, 2008 prepaid expense balance of $2,500 represents a retainer paid to engage the Company’s legal counsel to perform services including, but not limited to, assistance with preparing and filing the Company’s Form 10/A. The retainer was amortized to expense as services are rendered during the year ended March 31, 2009.

Note 6 – Subsequent Events

Subsequent to March 31, 2009, an affiliate of the Executive provided loans in the amount of $1,000 to the Company; thus, making the total of such loans from this entity $6,500 (see Note 3 ‘Related Party Notes Payable’). This additional loan will bear interest at the rate of 8% per annum, as did the prior note. The Company reports all related party loans as current liabilities.