Form 10-Q
period 2009-06-30
Millstream Ventures, Inc.
filed 2009-08-12
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       .    No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X .   No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  21,118,203 shares of $0.001 par value common stock on August 4, 2009

Part I - Financial Information

Item 1 - Financial Statements

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	March 31,
	2009	2009
	(unaudited)

Current Assets:
Cash	$387	$233
Prepaid expense (note 5)	-	-

Total Assets	$387	$233

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$7,038	$-
Related party accounts payable	-	581
Related party notes payable (note 3)	22,500	21,500
Related party interest payable (note 3)	2,233	1,400
Total Current Liabilities	31,771	23,481

Stockholders' Equity (Deficit) (note 2):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit ($388,919 deficit eliminated on
March 31, 2001 as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(58,979)	(50,843)
Total Stockholders' Equity (Deficit)	(31,384)	(23,248)

Total Liabilities and Stockholders' Equity (Deficit)	$387	$233

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations
(unaudited)
			From the Inception
			of the Development
	For the Three Months Ended		Stage (May 26, 2005)
	June 30,		through
	2009	2008	June 30, 2009

Revenue	$-	$-	$-

Operating Expenses:
Management fees - related
party (note 3)	-	4,744	10,969
Legal and accounting fees	6,440	8,374	34,530
Other general and
administrative expenses	863	1,193	10,684

Total Operating Expenses	(7,303)	(14,311)	(56,183)

Other Expenses:
Interest	(833)	(84)	(2,796)

Net loss	$(8,136)	$(14,395)	$(58,979)

Net loss per common share	$(0.00)	$(0.00)

Weighted-average common
shares outstanding	21,118,203	21,118,203

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(unaudited)
			From the Inception
			of the Development
	For the Three Months Ended		Stage (May 26, 2005)
	June 30,		through
	2009	2008	June 30, 2009
Cash Flow from Operating Activities:
Net loss	$(8,136)	$(14,395)	$(58,979)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	-	2,500	-
Increase (decrease) in accounts payable	7,038	65	28
Increase (decrease) in related party
accounts payable	(581)	5,384	-
Increase in related party interest payable	833	-	2,233
Net Cash Used in Operating Activities	(846)	(6,446)	(56,618)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from related party note payable	1,000	-	37,500
Repayment of related party notes payable	-	-	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing
Activities	1,000	-	47,500

Net Increase (Decrease) in Cash	154	(6,446)	(9,118)
Cash at beginning of period	233	6,467	9,505

Cash at End of Period	$387	$21	$387

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$564
Cash paid for income taxes	$-	$-	$-
Schedule of Noncash Investing and
Financing Transactions:
Conversion of related party notes payable into common stock	$-	$-	$5,000

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

June 30, 2009

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Millstream Ventures, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended March 31, 2009 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2009, the Company has a net operating loss carry forward of approximately $59,000 that expires if unused through March 2030. A deferred tax asset in the amount of $8,850 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $1,220 and $2,159 for the three months ended June 30, 2009 and 2008, respectively. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2009 and March 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or March 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

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

Note 3 – Related Party Transactions

Management Services – During the three months ended June 30, 2008, the Company incurred $4,744 with its then sole officer and director for management and accounting services.

Note Payable, Related Party – During the three months ended June 30, 2009 an affiliate of the Company's sole officer and director made cash advances to the Company of $1,000 and as of June 30, 2009, a total of $6,500 with interest accruing at 8% per annum, had been advanced pursuant to an unsecured note payable due February 1, 2011. At June 30, 2009, interest in the amount of $178 has accrued on this note.

In October 2008, the Company received $16,000 from a stockholder pursuant to an unsecured promissory demand note bearing interest at the rate of 18% per annum. At June 30, 2009, interest in the amount of $2,055 has accrued on this note.

Note 4 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Since its inception as a development stage enterprise on May 26, 2005, the Company has incurred losses that total approximately $59,000. The Company’s ability to continue as a going concern will depend upon it receiving capital through the issuance of notes or the sale of its equity stock. Furthermore, the Company is dependent on its Management serving without remuneration. The accompanying financial statements do not include any adjustments that may result from an unfavorable outcome to the aforementioned uncertainties.

Note 5 – Capital Stock

The Company is currently seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity. If successful, such business activity will likely result in the issuance of shares of the Company’s common and/or preferred stock, which the Company’s board of directors is authorized to issue without the approval of the Company’s stockholders.

Note 6 – Subsequent Event

The Company has evaluated subsequent events from the balance sheet date through August 6, 2009.

Notes Payable, Related Party – During August 2009, the Company received $7,500 from an entity related to the Company’s current sole officer and director. The cash was used to pay its June 30, 2009 accounts payable. As of August 4, 2009, the total principal amount due such entity was $14,000. The Company entered into an unsecured note payable due on or before February 1, 2011 with interest accruing at the rate of 8% per annum.

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

Plan of Operations

Overview:

Millstream Ventures, Inc. (the “Company”) was originally incorporated in the State of Utah on April 7, 1983, as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was changed to Nevada. The Company currently operates as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.

The Company is seeking to acquire a foreign or domestic private business opportunity (“Target Company”). The Company will attempt to locate and negotiate with a Target Company for the merger of that entity into the Company. In certain instances, a Target Company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with a Target Company. The Company will provide a method for a Target Company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The acquisition of a Target Company will normally involve the transfer to the stockholders of the Target Company the majority of the issued and outstanding capital stock of the Company, and the substitution by the Target Company of its own management and board of directors.

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

2-

The Company is in competition with a large number of established and well-financed entities, including venture capital firms that are active in the merger and acquisition of a Target Company. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Company. Moreover, the Company will also compete with numerous other small public companies in seeking a Target Company.

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

5-

The Executive is under no restriction to limit his participation in other business ventures which may compete directly with the Company. The Company has adopted a policy that it will not seek to acquire a Target Company in which the Executive serves as an officer, director or partner, or in which he or his family members own or hold any ownership interest.

6-

A business combination involving the issuance of the Company's capital stock will, in all likelihood, result in stockholders of the Target Company obtaining a significant and substantial controlling interest in the Company. The issuance of previously authorized and unissued capital stock of the Company would result in a reduction in the percentage of shares owned by the present stockholders of the Company.

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

Liquidity and Capital Resources:

Since October 2008, the Company has received capital to conduct its business operations from loans. Sixteen thousand dollars in cash was received in October 2008 pursuant to an unsecured promissory demand note bearing interest at 18% per annum. Since February 2009, the Company has received a total of $14,000 in cash from an entity related to the Executive and the Company entered into an unsecured promissory note due on or before February 1, 2011, bearing interest at 8% per annum. These unsecured notes have resulted in a liability as of June 30, 2009, of $22,500 plus accrued interest of $2,233. In addition, at June 30, 2009 the Company had accounts payable of $7,038. At August 4, 2009, the Company had received an additional $7,500 in cash from an affiliate of the Executive which was used to pay its June 30, 2009 accounts payable. The principal amount of related party notes payable at August 4, 2009 was a total of $30,000.

The Company estimates that recurring costs, identified as accounting fees, legal fees, auditor fees (including fees to review interim financial information), stockholder related costs, and fees associated with maintaining the Company’s current standing with regulatory agencies, will average approximately $5,000 every three months. In addition, costs will be incurred as the Company searches for a Target Company and engages professionals in that effort.

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

The Company has not negotiated the terms of any capital raising activity. Future capital raising activity will be substantially limited given current market conditions and will in all likelihood be restricted to existing stockholders or other individuals or entities knowledgeable of the reverse acquisition marketplace. Even though the Company’s common stock is currently listed on the Over the Counter Bulletin Board, its trading activity is virtually nonexistent. Inasmuch as the Company’s common stock does not have an established market value, the ability of the Company to obtain financing will be limited and will be on terms less favorable than if an established market for its common stock existed.

In its capital raising activities, the Company may also provide additional incentives such as stock options, warrants, or registration rights. The Company may obligate itself contractually with respect to such incentives or may agree to such incentives on a non-obligatory basis. Regardless of the terms agreed upon between the Company and any investor, the need for future capital in order for the Company to continue its plan of operations is inevitable. Current unsettled economic conditions will impact the Company’s ability to locate any investors. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and the perception by investors, real or perceived, will impede our Company’s access to, or increase the cost of, financing activities. The Company will compete with other entities that have identifiable assets, liquidity and revenue producing operations.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. However, the Company has not engaged in any operations that have produced revenue and is dependent on debt financing or the sale of its equity securities for capital. As a result, the possibility exists that the Company will not be able to continue as a going concern. Nevertheless, the Executive believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements included in this interim report do not include any adjustments that might result from an unfavorable outcome of this uncertainty.

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

Results of Operations:

During the three months ended June 30, 2009, the Company's primary objective was to establish itself as a public shell company. Since that time the Company has taken an aggressive posture in furthering its ability to enter into a business combination with a Target Company. Nevertheless, the current economic climate has caused the Company's efforts to be primarily procedural. As the Company continues to search for a Target Company, expenses will be incurred without offsetting revenue. Such expenses may include travel and other means of extensive investigative research. There can be no assurance that the Company will receive any benefits from these expenses. The Company may also incur fees from third parties retained to investigate a Target Company. In the event that a Target Company is located and a mutually beneficial agreement is not reached between the Company and the Target Company, cost incurred will result in no benefit to the Company. If and when a Target Company is located and an acquisition agreement is reached, there is still no assurance that any income will accrue to the Company or that a revenue stream will develop.

The Company has not entered into an employment agreement with its Executive and the Executive serves the Company without compensation. The Executive has no obligation to continue in this capacity. The current uncertainty in the financial markets may make the ability for the Company to locate a Target Company substantially more difficult. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. Nevertheless, even this broad range of possible business activities may not be sufficient to attract a Target Company during times of uncertainty and when such financial liquidity concerns exist. If and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during our most recent quarterly period.

Part II - Other Information

Item 5 – Other Information

During August 2009, the Company received $7,500 from an affiliate of the Executive pursuant to an unsecured note payable due on or before February 1, 2011 bearing interest at the rate of 8% per annum.

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

Dated: August 10, 2009

/s/ Steven L. White

Steven L. White, President

Chief Executive Officer

Chief Financial Officer