Form 10-Q
period 2009-09-30
Millstream Ventures, Inc.
filed 2009-10-28
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 21,118,203 shares of $0.001 par value common stock on October 26, 2009.

Part I - Financial Information

Item 1 - Financial Statements

Index to Unaudited Financial Statements	Page

Balance Sheets – September 30, 2009 (unaudited) and March 31, 2009	3

Unaudited Statements of Operations – Three and six months ended September 30, 2009 and 2008, and from the inception of the development stage (May 26, 2005) through September 30, 2009	4

Unaudited Statements of Cash Flows – Six months ended September 30, 2009 and 2008, and from the inception of the development stage (May 26, 2005) through September 30, 2009	5

Notes to unaudited financial statements	6

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	March 31,
	2009	2009
	(unaudited)

Current Assets:
Cash	$147	$233

Total Assets	$147	$233

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$1,500	$-
Related party - accounts payable	-	581
Related party - notes payable (note 3)	30,000	21,500
Related party - interest payable (note 3)	3,180	1,400
Total Liabilities	34,680	23,481

Stockholders' Deficit (note 2):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit of $388,919 eliminated on
March 31, 2001 as part of a quasi-reorganization	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(62,128)	(50,843)
Total Stockholders' Deficit	(34,533)	(23,248)

Total Liabilities and Stockholders' Deficit	$147	$233

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Operations

					From the
					Inception of the
					Development
					Stage (May 26,
	For the Three Months		For the Six Months		2005) through
	Ended September 30,		Ended September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Management fees - related
party (note 3)	-	2,344	-	7,088	10,969
Legal and accounting fees	2,083	2,010	8,523	10,384	36,613
Other general and
administrative expenses	119	615	982	1,808	10,803
Total Expenses	2,202	4,969	9,505	19,280	58,385

Other Expenses:
Interest expense	947	411	1,780	495	3,743

Net loss	$(3,149)	$(5,380)	$(11,285)	$(19,775)	$(62,128)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common
shares outstanding	21,118,203	21,118,203	21,118,203	21,118,203

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			From the Inception
			of the Development
			Stage (May 26, 2005)
	For the Six Months		through
	Ended September 30,		September 30,
	2009	2008	2009

Cash Flow from Operating Activities:
Net loss	$(11,285)	$(19,775)	$(62,128)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in assets and liabilities:
Prepaid expense	-	2,500	-
Accounts payable	919	415	(5,509)
Related party - accounts payable	-	(75)	-
Related party - interest payable	1,780	495	3,179
Net Cash Used in Operating Activities	(8,586)	(16,440)	(64,358)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from notes payable - related party	8,500	10,000	45,000
Repayment of note payable - related party	-	-	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing Activities	8,500	10,000	55,000

Net Decrease in Cash	(86)	(6,440)	(9,358)
Cash at Beginning of Period	233	6,467	9,505
Cash at End of Period	$147	$27	$147

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$564
Cash paid for income taxes	$-	$-	$-
Schedule of noncash investing and
financing activities
Conversion of related party notes payable into
common stock	$-	$-	$5,000

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

September 30, 2009

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2009, the Company has a net operating loss carry forward of approximately $62,200 that expires if unused through March 2030. A deferred tax asset in the amount of $9,330 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $440 and $807 for the three months ended September 30, 2009 and 2008, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 and March 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 or March 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

September 30, 2009

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

Recently Enacted Accounting Standards - In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 – Related Party Transactions

Management Services – During the six months ended September 30, 2008, the Company incurred $7,088 with its then sole officer and director for management and accounting services.

Related Party – Notes Payable – During the three months ended September 30, 2009 an affiliate of the Company's sole officer and director made cash advances to the Company of $7,500 and as of September 30, 2009, a total of $14,000 with interest accruing at 8% per annum, had been advanced pursuant to an unsecured note payable due February 1, 2011. At September 30, 2009, interest in the amount of $405 has accrued on this note.

In October 2008, the Company received $16,000 from a stockholder pursuant to an unsecured promissory demand note bearing interest at the rate of 18% per annum. At September 30, 2009, interest in the amount of $2,775 has accrued on this note.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

September 30, 2009

Note 4 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Since its inception as a development stage enterprise on May 26, 2005, the Company has incurred losses that total approximately $62,200. The Company’s ability to continue as a going concern will depend upon it receiving capital through the issuance of notes or the sale of its equity stock. Furthermore, the Company is dependent on its Management serving without remuneration. The accompanying financial statements do not include any adjustments that may result from an unfavorable outcome to the aforementioned uncertainties.

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

Note 6 – Subsequent Event

The Company has evaluated subsequent events from the balance sheet date through October 26, 2009 and has determined that there are no events, other than as described below, that require disclosure herein.

Related Party – Notes Payable – During October 2009, the Company received $1,500 from an entity related to the Company’s current sole officer and director. The cash was used to pay its September 30, 2009 accounts payable. As of October 19, 2009, the total principal amount due such entity was $15,500. The Company entered into an unsecured note payable with respect to these amounts which is due on or before February 1, 2011 with interest accruing at the rate of 8% per annum.

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

Liquidity and Capital Resources:

Since October 2008, the Company has received capital to conduct its business operations from loans. Sixteen thousand dollars in cash was received in October 2008 pursuant to an unsecured promissory demand note bearing interest at 18% per annum. Since February 2009, the Company has received a total of $15,500 in cash from Lorikeet, Inc., an entity related to the Executive (“Lorikeet”) and the Company entered into an unsecured promissory note due on or before February 1, 2011, bearing interest at 8% per annum. These unsecured notes have resulted in a liability as of September 30, 2009, of $30,000 plus accrued interest of $3,180. In addition, at September 30, 2009 the Company had accounts payable of $1,500. Subsequent to September 30, 2009, the Company received an additional $1,500 in cash from Lorikeet which was used to pay its September 30, 2009 accounts payable. The principal amount of related party notes payable at October 26, 2009 was a total of $31,500.

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

In order to fulfill its ongoing financial needs, the Company will aggressively seek to obtain capital either through loans/notes payable or through the issuance of shares of its common or preferred stock. At the present time, the terms, conditions, amounts, price, and other particulars relating to these potential sources of capital cannot be determined. Furthermore, the actual success achieved by the Company in its capital raising activities, cannot be assured or the likelihood thereof determined.

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

In its capital raising activities, the Company may also provide additional incentives such as stock options, warrants, or registration rights. The Company may obligate itself contractually with respect to such incentives or may agree to such incentives on a non-obligatory basis. Regardless of the terms agreed upon between the Company and any investor, the need for future capital in order for the Company to continue its plan of operations is inevitable. Current unsettled economic conditions will impact the Company’s ability to locate any investors. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and the perception by investors, real or perceived, will impede our Company’s access to, or increase the cost of financing activities. The Company will be in competition for capital with other entities that have identifiable assets, liquidity and revenue producing operations.

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

The acquisition of a Target Company will result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities, consisting of common and preferred stock, as a capital resource to provide consideration for the acquisition of a Target Company, the issuance of a substantial portion of the Company’s equity securities is the most likely method for the Company to consummate such a business combination. The issuance of any shares of the Company's preferred stock, if convertible into common stock, and the issuance of shares of its common stock will dilute the ownership percentage that current stockholders have in the Company.

Results of Operations:

During the three months ended September 30, 2009 and 2008, the Company has investigated the potential of entering into a business combination with a Target Company. Nevertheless, the current economic climate has caused the Company's efforts to be primarily procedural. As the Company continues to search for a Target Company, expenses will be incurred without offsetting revenue. Such expenses may include travel and other means of extensive investigative research. There can be no assurance that the Company will receive any benefits from these expenses. The Company may also incur fees from third parties retained to investigate a Target Company. In the event that a Target Company is located and a mutually beneficial agreement is not reached between the Company and the Target Company, cost incurred as a result will be of no direct benefit to the Company. If and when a Target Company is located and an acquisition agreement is reached, there is still no assurance that any income will accrue to the Company or that a revenue stream will develop.

The current economic climate has stifled the Company’s ability to locate a Target Company inasmuch as a Target Company often seeks to obtain capital through such a reorganization. Until such time as capital is more readily available, a reorganization is unlikely to occur and the Company will continue to expend its limited capital resources without generating income. Thus, future operating results are not likely to change from those experienced in the past several quarters.

The Company will continue to not restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. Nevertheless, even this broad range of possible business activities may not be sufficient to attract a Target Company during times of uncertainty and when such financial liquidity concerns exist. If and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

The Company has not entered into an employment agreement with its Executive and the Executive serves the Company without compensation. The Executive has no obligation to continue in this capacity. If the Executive should elect to leave the Company, the Company’s ability to attract another individual or individuals to serve in the capacity of an officer and/or director may be difficult.

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

Part II - Other Information

Item 5 – Other Information

During October 2009, the Company received $1,500 from Lorikeet pursuant to an unsecured note payable which is due on or before February 1, 2011 bearing interest at the rate of 8% per annum.

Item 6 - Exhibits

Exhibit Table #

Title of Document

Location

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

Section 1350 Certification – CEO & CFO

This filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millstream Ventures, Inc.

(Registrant)

Dated: October 26, 2009

/s/ Steve L. White

Steven L. White, President

Chief Executive Officer

Chief Financial Officer

12