Form 10-Q
period 2009-12-31
Millstream Ventures, Inc.
filed 2010-02-11
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 21,118,203 shares of $0.001 par value common stock on February 1, 2009.

Part I - Financial Information

Item 1 - Financial Statements

Index to Unaudited Financial Statements	Page

Balance Sheets – December 31, 2009 (unaudited) and March 31, 2009	3

Unaudited Statements of Operations – Three and nine months ended December 31, 2009 and 2008, and from the inception of the development stage (May 26, 2005) through December 31, 2009	4

Unaudited Statements of Cash Flows – Nine months ended December 31, 2009 and 2008,and from the inception of the development stage (May 26, 2005) through December 31, 2009	5

Notes to unaudited financial statements	6-7

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	March 31,
	2009	2009
	(unaudited)

Current Assets:
Cash	$259	$233

Total Assets	$259	$233

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$-	$-
Related party - accounts payable	-	581
Related party - notes payable (note 3)	33,900	21,500
Related party - interest payable (note 3)	4,232	1,400
Total Liabilities	38,132	23,481

Stockholders' Deficit (note 2):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit of $388,919 eliminated on
March 31, 2001 as part of a quasi-reorganization	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(65,468)	(50,843)
Total Stockholders' Deficit	(37,873)	(23,248)

Total Liabilities and Stockholders' Deficit	$259	$233

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Operations

					From the
					Inception of the
					Development
					Stage (May 26,
	For the Three Months		For the Nine Months		2005) through
	Ended December 31,		Ended December 31,		December 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Management fees - related
party (note 3)	-	1,875	-	8,963	10,969
Legal and accounting fees	2,167	3,820	10,690	14,204	38,780
Other general and
administrative expenses	121	685	1,103	2,493	10,924
Total Expenses	2,288	6,380	11,793	25,660	60,673

Other Expenses:
Interest expense	1,052	684	2,832	1,179	4,795

Net loss	$(3,340)	$(7,064)	$(14,625)	$(26,839)	$(65,468)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding	21,118,203	21,118,203	21,118,203	21,118,203

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			From the Inception
			of the Development
			Stage (May 26, 2005)
	For the Nine Months		through
	Ended December 31,		December 31,
	2009	2008	2009

Cash Flow from Operating Activities:
Net loss	$(14,625)	$(26,839)	$(65,468)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in assets and liabilities:
Prepaid expense	-	2,500	-
Accounts payable	(581)	2,224	(7,010)
Related party - accounts payable	-	(619)	-
Related party - interest payable	2,832	616	4,232
Net Cash Used in Operating Activities	(12,374)	(22,118)	(68,146)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from notes payable - related party	12,400	26,000	48,900
Repayment of note payable - related party	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing Activities	12,400	16,000	58,900

Net Decrease in Cash	26	(6,118)	(9,246)
Cash at Beginning of Period	233	6,467	9,505
Cash at End of Period	$259	$349	$259

Supplemental Cash Flow Information
Cash paid for interest	$-	$563	$563
Cash paid for income taxes	$-	$-	$-
Schedule of noncash investing and
financing activities
Conversion of related party notes payable
into common stock	$-	$-	$5,000

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

December 31, 2009

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At December 31, 2009, the Company has a net operating loss carry forward of approximately $65,500 that expires if unused through March 2030. A deferred tax asset in the amount of $9,825 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,194 and $4,026 for the nine months ended December 31, 2009 and 2008, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2009 and March 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009 or March 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), MultipleDeliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 – Related Party Transactions

Management Services – During the nine months ended December 31, 2008, the Company incurred $8,963 with its then sole officer and director for management and accounting services.

Related Party – Notes Payable – During the nine months ended December 31, 2009 an affiliate of the Company's sole officer and director made cash advances to the Company of $12,400 and as of December 31, 2009, a total of $17,900 with interest accruing at 8% per annum, had been advanced pursuant to an unsecured note payable due February 1, 2011. At December 31, 2009, interest in the amount of $736 has accrued on this note.

In October 2008, the Company received $16,000 from a stockholder pursuant to an unsecured promissory demand note bearing interest at the rate of 18% per annum. At December 31, 2009, interest in the amount of $3,496 has accrued on this note.

Note 4 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Since its inception as a development stage enterprise on May 26, 2005, the Company has incurred losses that total approximately $65,500. The Company’s ability to continue as a going concern will depend upon it receiving capital through the issuance of notes or the sale of its equity stock. Furthermore, the Company is dependent on its Management serving without remuneration. The accompanying financial statements do not include any adjustments that may result from an unfavorable outcome to the aforementioned uncertainties.

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

Note 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 8, 2010 and has determined that there are no events, other than as described below, that requires disclosure herein.

On February 1, 2010 Denny Nestripke was elected as a director and appointed as the sole audit committee member and audit committee financial expert.

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

4-

The Company's Chief Executive Officer and Chief Financial Officer is one and the same (“Executive”) and he serves without remuneration and does not have an employment agreement with the Company.

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

8-

The selection of a Target Company will be at the sole discretion of the Executive. The Executive does not have expertise in investment banking activities and stockholder approval will not be sought in the selection of a Target Company. However, a majority vote of the Company’s Board of Directors will be required.

Liquidity and Capital Resources:

Since October 2008, the Company has received capital to conduct its business operations from loans. Sixteen thousand dollars in cash was received in October 2008 pursuant to an unsecured promissory demand note bearing interest at 18% per annum. Since February 2009, the Company has received a total of $17,900 in cash from Lorikeet, Inc., an entity related to the Executive (“Lorikeet”) and the Company entered into an unsecured promissory note due on or before February 1, 2011, bearing interest at 8% per annum. These two unsecured notes have resulted in a liability as of December 31, 2009 of $33,900 plus accrued interest of $4,232. At December 31, 2009, the Company had $259 in cash.

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

Results of Operations:

The Company has investigated the potential of entering into a business combination with a Target Company during both of the quarterly periods ending December 31, 2009 and 2008. Nevertheless, the current economic climate has caused the Company's efforts to be primarily procedural. As the Company continues to search for a Target Company, expenses will be incurred without offsetting revenue. Such expenses may include travel and other means of extensive investigative research. There can be no assurance that the Company will receive any benefits from these expenses. The Company may also incur fees from third parties retained to investigate a Target Company. In the event that a Target Company is located and a mutually beneficial agreement is not reached between the Company and the Target Company, cost incurred as a result will be of no direct benefit to the Company. If and when a Target Company is located and an acquisition agreement is reached, there is still no assurance that any income will accrue to the Company or that a revenue stream will develop.

The current economic climate has stifled the Company’s ability to locate a Target Company inasmuch as a Target Company often seeks to obtain capital through such reorganization. Until such time as capital is more readily available, a reorganization is unlikely to occur and the Company will continue to expend its limited capital resources without generating income. Thus, future operating results are not likely to change from those experienced in the past several quarters.

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

The Company has not entered into an employment agreement with its Executive and the Executive serves the Company without compensation. The Executive has no obligation to continue in this capacity. If the Executive should elect to leave the Company, the Company’s ability to attract another individual or individuals to serve in the capacity of an officer may be difficult.

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

Part II - Other Information

Item 5 – Other Information

Events subsequent to December 31, 2009

On February 1, 2010 the Company’s Board of Directors established an Audit Committee. In conjunction therewith, Denny W. Nestripke, a certified public accountant and former officer and director of the Company accepted the position of a Director and agreed to serve as the sole member of the Audit Committee. In addition, Mr. Nestripke agreed to serve as the Audit Committee Financial Expert. Mr. Nestripke will be paid $300 per month for his service on the Audit Committee. At the same time, Mr. White was appointed Chairman of the Board of Directors. Mr. White will continue to serve as the Executive of the Company and will do so without compensation.

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

Dated: February 8, 2010

/s/ Steven L. White

Steven L. White, President

Chief Executive Officer

Chief Financial Officer