Form 10-K
period 2010-03-31
Millstream Ventures, Inc.
filed 2010-06-03
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53167

Millstream Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

374 East 400 South, Suite 3, Springville, UT	84663
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 489-9438

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $61,820.

The number of shares outstanding of the registrant’s common stock on May 17, 2010, was 21,118,203.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Forward Looking Statements

The statements contained in this annual report on Form 10-K that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.” All statements, other than statements of historical or present facts, include the information concerning our future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in the general economic downturn; a further downturn in the securities markets; uncertainties associated with our ability to obtain operating capital and/or to acquire the capital necessary to acquire a target company, as hereinafter discussed. Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Millstream Ventures, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview and Development of the Company

We were originally incorporated in the State of Utah on April 7, 1983, as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, we became inactive and changed our corporate domicile to the State of Nevada by merging into a Nevada corporation formed for that purpose. The Nevada corporation was incorporated on May 26, 2005. The Company has no subsidiaries.

In February 2008 control of the Company was changed from William McCrory to Denny W. Nestripke. At the time, Mr. McCrory was our sole officer and director and was a controlling shareholder. In connection with the change of control, we issued 20,000,000 shares of our common stock to Mr. Nestripke for $20,000, Mr. McCrory resigned as an officer and director, and Mr. Nestripke was appointed as the sole officer and director of the Company. Following the change of control, Mr. Nestripke owned approximately 95% of the outstanding common shares.

On April 10, 2008, we amended and restated our articles of incorporation. We increased our authorized common shares from 45,000,000 to 200,000,000 and increased our preferred shares from 5,000,000 to 10,000,000.

In October 2008, a subsequent change of control occurred. Mr. Nestripke resigned and appointed Steven L. White as the sole officer and director of the Company. In November 2009, Mr. Nestripke sold all 20,000,000 of his shares in the Company to Mr. White. As a result, Mr. White owned approximately 95% of the outstanding common shares. Subsequently, on February 1, 2010, Mr. Nestripke was reappointed to the Board of Directors.

We have relied primarily upon loans from our management and their affiliates to fund our operations. In May 2008 we borrowed $10,000 from Mr. Nestripke and issued an 18% demand promissory note to him to evidence the loan. We repaid this loan in October 2008. Also in October 2008 we borrowed $16,000 from 1st Orion Corp. a business associate of Mr. Nestripke, and issued an 18% demand promissory note originally due not later than March 31, 2010, and extended to April 15, 2012. From February 2009 through April 2010, we have borrowed an aggregate of $24,400 from Lorikeet, Inc., an entity controlled by Mr. White. We have issued a series of 8% promissory notes with maturity dates commencing February 2011 through April 2013.

We currently operate as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity (hereinafter referred to as a target company). We will attempt to locate and negotiate with a target company for the purpose of merging with the target company or in certain instances, to allow the target company to become our subsidiary. The target company may also choose to contribute its assets to us in exchange for our capital stock. Our intent is to provide a method for a foreign or domestic private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. A business combination with a target company will normally involve the transfer to the target company or the stockholders of the target company, sufficient shares of our common stock such that after a combination, the target company or its stockholders will own a substantial majority of our then issued and outstanding common stock. In addition, the target company’s management and board of directors will in all likelihood replace current management and our board of directors. We have not entered into preliminary discussions or arrangements with a target company and have no existing agreement or arrangement with a target company.

Selection of a Business

We anticipate that businesses for possible acquisition will be referred to us by various sources, including our sole officer, our board of directors, stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We will not engage in any general solicitation or advertising for a business opportunity, and will rely primarily on personal contacts of our sole officer and his affiliates, as well as indirect associations between him and other business and professional people. By relying on “word of mouth,” we may be limited in the number of potential acquisitions that we can identify. While it is not presently anticipated that we will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if we deem it in the best interest of the Company.

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

We will not restrict our search to any particular business, industry, or geographical location, and we may evaluate and enter into any type of business in any location. We may participate in a newly organized business venture or a more established target company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If we select a target company with existing financial problems, we may be subjected to risk because our resources may not be adequate to eliminate or reverse the circumstances leading to such financial problems. In seeking a target company, we will not attempt to take advantage of an anticipated or perceived appeal for a specific industry, management group, product, or industry, but any decision will be based on the business objective of seeking long-term capital appreciation.

The analysis of a target company will be undertaken by or under the supervision of our sole officer and our board of directors. In analyzing prospective businesses, we will consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

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

The length of time that it may take to find and analyze a target company cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation, and other circumstances. We have attempted to locate a target company since the inception of our development stage activities in May 2005 and we have not located a target company that we believe to be suitable to meet our objectives.

Acquisition of a Business

In implementing a structure for a target company acquisition, we may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. The structure of the particular business acquisition will be approved by our board of directors and may not require the approval of the Company’s stockholders. Notwithstanding the above, we do not intend to participate in a business through the purchase of a minority stock position. Upon the consummation of a transaction, it is likely that the present management and stockholders of the Company will not remain in control of the Company. In addition, it is anticipated that our current sole officer and our board of directors will resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

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

In connection with the Company’s acquisition of a business, certain current stockholders of the Company, including our sole officer, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present stockholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company’s stockholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of common stock by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole officer will be negotiating for the acquisition on behalf of the Company and for sale of his or stockholders’ shares for his own or the stockholders’ respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our sole officer, management may not sacrifice his or the stockholders’ financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares of the Company’s common stock. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for the shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. Securities, including shares of the Company’s common stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission. Under amendments to Rule 144 adopted by the Commission which took effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met: the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market. In addition, management may negotiate for the registration of restricted shares outstanding prior to the reorganization, including shares held by management.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the stockholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the stockholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity. It is anticipated that our current stockholders would in fact retain less than 5% control of the Company after a reverse acquisition.

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

Government Regulation

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

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business and in particular with respect to the acquisition of a target company. Furthermore, the Company will be in competition with other entities that have greater capital resources available to them or whose management may be able to have access to financial resources that our management does not have. Consequently, entities with which the Company is in competition will likely have a greater chance of being successful in locating and acquiring a target company.

Employees

We currently have no employees. Our sole officer is one of two directors of the Company and is a principal stockholder. He will devote such time to the affairs of the Company as he deems appropriate. The Company’s other director is the sole member of the audit committee and receives a fee for his services as Chairman of the audit committee. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as it is seeking and evaluating a target company.

Other Information

We do not maintain an Internet address and we do not maintain an Internet website. All information provided to the public with respect to our Company is filed with the Securities and Exchange Commission and can be located on the Internet at www.sec.gov/edgar.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item. Nevertheless, we have not received any written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports.

ITEM 2. PROPERTIES

We have no office facilities and do not presently anticipate the need to lease commercial office space or facilities. At the present time we use the office of Steven L. White, our sole officer, as the Company address. We may lease commercial office facilities in the future if needed; however, we have not entered into any commitments or arrangements for any such facilities.

ITEM 3. LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been approved for quotation on the OTC Bulletin Board and our trading symbol is “MVNT”. Our common stock is also quoted on the Pink Sheets. We do not believe that a material number of our shares of common stock have traded since the approval of the quotation. The table below sets forth for the periods indicated since having received approval for quotation, the quarterly high and low bid prices as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended March 31, 2009	First	--	--
	Second	$0.25	$0.25
	Third	$0.25	$0.15
	Fourth	$0.15	$0.10

For the Fiscal Year Ended March 31, 2010	First	$0.10	$0.10
	Second	$0.10	$0.10
	Third	$0.10	$0.10
	Fourth	$0.10	$0.10

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in our common stock must first deliver a risk disclosure document which describes risks associated with penny stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make a suitability determination approving the customer for the purchase of such stock, based on their financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions to the customer in writing, as well as provide monthly account statements and obtain specific written consent of each customer. With these restrictions and the associated paper work involved, it is likely that there will be a decrease in the willingness of broker- dealers to make a market for our common stock. This could also lead to a decrease in the ability of someone to purchase or sell our common stock and increase the cost of such transactions.

Our Company has been a shell company since our reorganization in May of 2005 and as a result, we are subject to the provisions of Rule 144(i) which limit reliance on this rule by shareholders owning stock in a shell company. Under current interpretations, unregistered shares issued after the Company became a shell company could not be resold under Rule 144(i) until the following conditions were met: a) we cease to be a shell company; b) we remain subject to the Exchange Act reporting obligations; c) we file all required Exchange Act reports during the preceding 12 months; and d) at least one year has elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

Holders, Dividends and Other Information

We have 10,000,000 shares of $0.001 par value preferred stock that may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors. No shares of preferred stock have been issued.

We have 200,000,000 shares of $0.001 par value common stock authorized, of which 21,118,203 shares are issued and outstanding to 272 stockholders of record on May 17, 2010. Stockholders of record are determined from the records of our transfer agent and do not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

We have not declared or paid any cash dividends since inception and we do not anticipate or contemplate paying any dividends in the foreseeable future.

As of March 31, 2010, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believed to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

The Company’s financial statements have been prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception of the development stage, May 26, 2005, the Company has not generated any revenue and its financial position is not sufficient to fund its planned business objective for an extended period of time. The Company is dependent on its sole officer to obtain the requisite capital to continue to pursue its business objective and relies on its sole officer to serve in this capacity without compensation. It is assumed that these arrangements will continue, but we have not entered into any agreement or arrangement to do so. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern.

We implemented FASB ASC 855-10-50 with respect to subsequent events. This standard establishes general standards of accounting for and disclosures of events that occurred after the balance sheet date but before the financial statements were issued. We have determined that the only event occurring since the date of our financial statements, March 31, 2010, that required disclosure was $3,000 of cash received from Lorikeet, Inc., an entity controlled by Mr. White, our sole officer, under terms similar to those of other capital infusions we have received from this entity and as further discussed below.

Liquidity and Capital Resources – March 31, 2010 and 2009

Our liquidity is dependent on our ability to obtain capital from our stockholders and others, until such time as we are able to reorganize with a target company. We have received cash from Lorikeet, Inc., an entity controlled by our CEO, during our last fiscal year in order to meet our financial obligations. We have no agreement or arrangement with Mr. White to continue to provide operating funds in the future. We also have not identified a specific target company nor have we entered into any agreement, arrangement, or negotiations with a target company.

At March 31, 2010 we had $780 in total assets comprised of cash and we had liabilities of $42,730 comprised of unsecured notes payable to related parties and the accrued interest associated therewith. These amounts represented an increase in cash of $547 from the previous year ended March 31, 2009, and an increase in liabilities in the amount of $19,249.

Our related party notes payable are comprised of a $16,000 principal amount unsecured demand note due to a stockholder of the Company, bearing interest at 18% per annum. We have received verbal assurance from this stockholder that demand for payment will not be made until such time as the Company has the financial wherewithal to pay such amount without hindering its planned business operations as discussed herein. In addition, we have received cash on an “as needed basis” from Lorikeet, Inc., an entity controlled by Mr. White, our CEO, who is also a director of the Company and who is the owner of approximately 95% of our issued and outstanding common stock. We have entered into unsecured demand promissory notes with respect to these amounts bearing interest at 8% per annum. At March 31, 2010, the principal amount of these notes totaled $21,400. We have subsequently received an additional $3,000 in cash from Lorikeet, Inc. We anticipate the CEO will arrange future financing from this entity or other entities; however, we have no binding agreement to do so.

Our future capital needs may require that we issue shares of our common or preferred stock. At the present time, no established market exists for our common stock even though a quotation is given on the OTC Bulletin Board. Consequently, no independent value has been determined for the Company’s authorized but unissued common stock. Our board of directors has the authority to issue all or any part of the authorized but unissued common or preferred stock without approval of our stockholders, to the extent such value exceeds the par value of $0.001 per share. Our board of directors has the authority to issue all or any part of the preferred stock in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by them.

Results of Operations – Years ended March 31, 2010 and 2009

During the fiscal year ended March 31, 2010, we sustained a net loss of $18,702 compared to $31,501 for the fiscal year ended March 31, 2009. The largest component of our net loss for both years was legal and accounting fees in the amounts of $12,190 and $17,156, respectively, and which represented 65% and 55% of our total net loss, respectively. Legal and accounting fees decreased during the year ended March 31, 2010, by $4,966; however, we believe that such fees will continue to be a major future expense as we comply with the reporting requirements of a public company maintaining a quotation on the OTC Bulletin Board. The higher costs incurred during the year ended March 31, 2009, resulted from our filing of a registration statement on Form 10 with the Securities and Exchange Commission (“SEC”).

Interest expense of $3,940 during the year ended March 31, 2010, represented a 101% increase from that of the previous year. We believe that interest expense will continue to increase as additional capital will be necessary for us to continue our planned business operations. During the year ended March 31, 2010, we received cash at an annual interest rate of 8% per annum from Lorikeet, Inc., an entity controlled by our CEO. We may be required to obtain future capital at less favorable rates inasmuch as we provide no collateral for the amounts we receive.

As we pursue our planned operations, we will continue to incur costs associated with filing quarterly and annual reports with the SEC. Unless the Company elects to suspend its reporting requirements, these costs will in all likelihood increase above those experienced during the year ended March 31, 2010. If the Company does elect to suspend its reporting requirements, then all of the costs which have been incurred relative to maintaining our reporting requirements will be lost without benefit to the Company.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the period presented in our financial statements and have not entered into any off-balance sheet arrangements since that date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have provided the financial statements required by this item immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in our registered public accounting firm nor have we had any disagreements with them regarding accounting and financial disclosures reportable pursuant to this item.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and chief financial officer (“CFO”), Steven L. White, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. White concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management, which consists solely of Steven L. White our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, accounting policies, and our overall control environment. Based on this evaluation, management determined that our internal control over financial reporting is effective, in light of our limited business activities and financial resources, to prevent or detect misappropriations and that a material misstatement of the Company’s annual or interim financial statements will be prevented or detected on a timely basis.

We have established an audit committee for the purpose of communicating with our registered public accounting firm. The audit committee, comprised of Denny W. Nestripke, acts independent of management in its communication with our registered public accounting firm.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2010, we established an audit committee for the purpose communicating with our registered public accounting firm. We have concluded that our audit committee is independent of management

ITEM 9B. OTHER INFORMATION

During the quarter ended March 31, 2010, the following information was required to be disclosed in a report on Form 8-K but was not reported:

Date of Event	Item No.	Description of Event
February 2, 2010	1.01

The Company borrowed $3,500 from Lorikeet, Inc., an entity controlled by Steven L. White, our sole office, a director and a principal shareholder of the Company. The Company issued an 8% unsecured promissory note to Mr. White with a maturity date of February 2, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the sole executive officer and each of the current directors, his age, positions held with our company, and the date he first commenced service as a director of the Company. Each director serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified. None of our directors has any arrangements or understandings with respect to his position and the Company is not calling for the election of any director at the present time. No family relationship exists between any of our directors and executive officers. We have no significant employees.

Name	Age	Position(s)	Director Since
Steven L. White	55	Chairman, President,	October 2008
		Secretary, CEO, CFO
Denny W. Nestripke	63	Director	February 2010

Steven L. White has served as the Company’s President, Secretary, Chief Executive Officer and Chief Financial Officer since October 2008. Mr. White also served as the Company’s sole director until February 2010 and continues to serve as its Chairman. Mr. White received a Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting. He has been retired as a certified public accountant since January 2010 and has been a controller of several small businesses. From 2000 until 2008 he was the owner and president of Sparrow, Inc., a small consulting business. Since 2006 he has been the owner and president of Lorikeet, Inc., a small consulting business. Mr. White is currently the sole officer and director of USATCO, Inc. and Jolley Marketing, Inc., each of which has a class of securities registered pursuant to Section 12 of the Exchange Act.

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

Denny W. Nestripke has served as a director, as the sole member of the audit committee and as the audit committee financial expert since February 2010. Prior to his appointment as a director, he served as a consultant to the Company since October 2008 and was the Company’s sole officer and director from February 2008 to October 2008. Mr. Nestripke is currently a director of Ring Energy, Inc., a company having a class of securities registered pursuant to section 12 of the Exchange Act. He is also a director of Evetsco, Inc., a company which has filed a registration statement on Form 10 to register a class of securities pursuant to Section 12 of the Exchange Act.

Since 2004 Mr. Nestripke has been a self-employed certified public accountant. From 2006 through 2009, he was employed part-time by Alpine Securities Corporation and held supervisory positions during portions of that time. He is currently not registered with any FINRA firm. Mr. Nestripke graduated from the University of Utah with a Bachelor Science degree in accounting in 1977 and subsequently graduated with a Master of Science degree in family ecology in 2005 from the same institution.

Code of Ethics

Because we have not commenced any material business operations, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

We do not have a nominating committee or committee performing similar functions and we do not have a policy for the qualification, identification, evaluation or consideration of director candidates. Directors are selected solely by our current board of directors. We have not received any nominees recommended by our stockholders for positions on our board of directors. During the year ended March 31, 2010, there were no material changes to the procedures by which security holders could recommend nominees to our board of directors

Audit Committee

On February 1, 2010 we established an audit committee and appointed Mr. Nestripke to serve as its sole member and as the audit committee financial expert. The board of directors determined that Mr. Nestripke was independent with respect to the Company. Our audit committee has not established a charter.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table identifies each person who, at any time during the fiscal year ended March 31, 2010, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
Denny W. Nestripke	1	1	0

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

During the year ended March 31, 2010, Steven L. White served as our sole officer. Mr. White did not receive compensation from us during the years ended March 31, 2010 or 2009, which would be reportable pursuant to this item. We do not have an employment agreement with Mr. White and the board of directors has not adopted any compensation policy for Mr. White.

Equity Awards

No executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at March 31, 2010.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors for the last fiscal year ended March 31, 2010:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Steven L. White	0	0	0
Denny W. Nestripke	$600	$2,175	$2,775

Mr. Nestripke received the cash compensation for consulting services provided to the Company in the amount of $2,175 during the fiscal year ended March 31, 2010, pursuant to an engagement agreement dated January 2, 2009. Under the terms of this agreement Mr. Nestripke agreed to assist the Company with the preparation of its financial statements and to maintain the financial records of the Company. Mr. Nestripke received an hourly fee of $75 for work performed and during the year ended March 31, 2010, we paid him an aggregate of $2,175 for these services. The engagement agreement expired on January 31, 2010.

The board of directors has the authority to fix the fees paid to directors; however, the board of directors has not adopted a compensation policy for directors. Nevertheless, the board of directors has agreed to pay a monthly fee of $300 to the chairman of the audit committee commencing February 1, 2010. Mr. Nestripke has served as the audit committee chairman since February 1, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others concerning the ownership of our common stock as of May 18, 2010, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group. The address with respect to each of the individuals listed below is 374 East 400 South, Suite 3, Springville, UT 84663.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Steven L. White	20,000,000	94.7%
Denny W. Nestripke	0	0
Executive Officers and Directors as a Group (2 Persons)	20,000,000	94.7%

(1) This table is based upon information contained in reports of beneficial stock ownership filed with the Securities and Exchange Commission and from information supplied by officers, directors and principal stockholders and is believed to be accurate. We believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. No shares of the Company’s common stock are subject to options, warrants, or other conversion privileges.

(2) Applicable percentages are based on 21,118,203 shares of our common stock outstanding on May 18, 2010.

We are not aware of any arrangements including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change in control of our company. Nevertheless, we anticipate that a change of control will occur when a new business venture is acquired. Our business plan is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity. By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity. While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and each of the directors would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in our company, thus effecting a change in control of the Company.

As of March 31, 2010, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 1, 2008, we entered into an employment agreement with Denny W. Nestripke, who at the time served as our sole officer and director and was a principal shareholder of the Company. Mr. Nestripke currently serves as a director and chairman of our audit committee and is an audit committee financial expert. Pursuant to the employment agreement, Mr. Nestripke agreed to serve as president, secretary and treasurer of the Company and to perform accounting services at the rate of $75 per hour. The term of the agreement was month-to-month. In October 2008, in connection with Mr. Nestripke’s resignation as an officer and director of the Company, the employment agreement was converted to a service agreement terminable by either party upon 30 days’ notice. The employment agreement was terminated effective October 30, 2008, and was replaced by the engagement agreement dated January 2, 2009, which expired on January 31, 2010. Commencing February 1, 2010, Mr. Nestripke was reappointed as a director, was appointed to our audit committee and was designated as an audit committee expert. We agreed to pay Mr. Nestripke $300 per month for serving as our audit committee financial expert. During the year ended March 31, 2009, we paid Mr. Nestripke $8,963 for his services.

During the year ended March 31, 2009, Mr. Nestripke advanced a total of $10,000 to the Company and on May 26, 2008, the Company issued an 18% unsecured demand promissory note for the advances. On or about October 14, 2008, we repaid the principal amount of the loan and interest of $564 to Mr. Nestripke.

During October 2008, 1st Orion Corp., a stockholder of the Company and a business associate of Mr. Nestripke, the sole officer and director at the time, provided $16,000 cash to the Company and the Company issued an 18% unsecured demand promissory note. The note was originally due and payable on demand but not later than March 31, 2009. 1st Orion Corp. subsequently extended the maximum due date of the demand note to April 15, 2012. At March 31, 2010, the principal amount of this note and accrued interest of $4,215 remained outstanding.

Since February 2009, Lorikeet, Inc., an entity controlled by Mr. White, our sole officer and director and the principal shareholder of the Company, has advanced an aggregate of $24,400 for operating funds. Each advance is evidenced by a promissory note bearing interest at 8% per annum. The following table sets forth the date and amount of each loan and the maturity date of each promissory note:

Date of Note	Principal Amount	Maturity Date
February 2, 2009	$5,500	February 1, 2011
June 4, 2009	1,000	June 5, 2012
July 23, 2009	7,500	June 5, 2012
October 13, 2009	1,500	October 13, 2012
November 9, 2009	2,400	November 9, 2012
February 2, 2010	3,500	February 2, 2013
April 22, 2010	3,000	April 22, 2013
TOTAL	$24,400

Mr. White is a parent of the Company by virtue of the number of shares owned. He owns 20,000,000 common shares representing approximately 95% of the outstanding common shares.

Director Independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent. We have adopted an independence standard that states that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mr. Nestripke, a director and our sole audit committee member, is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended March 31, 2010 and 2009 by our independent registered public accounting firm were as follows:

Fiscal Year	Amount
2010	$9,800
2009	$10,100

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. We were not billed any such fees.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm, of which there were none. We were not billed any such fees.

Our audit committee was not formed until February 2010. Commencing with the audit of our financial statements for our fiscal year ended March 31, 2010, our audit committee pre-approved the auditing services and reviewed the independence of our registered public accounting firm and will do so annually.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	10	000-53167	3(i)	4/14/08
3.2	Bylaws	10	000-53167	3(ii)	4/14/08
10.1	Employment Agreement dated April 1, 2008, with Denny W. Nestripke	10/A	000-53167	10	5/7/08
10.2	Amendment to Employment Agreement with Denny W. Nestripke	10-Q	000-53167	10.2	10/28/08
10.3	Engagement Agreement dated May 24, 2010, with Denny W. Nestripke					X
10.4	Promissory Note dated May 26, 2008, of $10,000 for Denny W. Nestripke					X
10.5	Promissory Note dated October 14, 2008, of $16,000 for 1st Orion Corp.	10-Q	000-53167	10.1	10/28/08
10.6	Extension to 1st Orion Corp. Promissory Note					X
10.7	Promissory Note dated February 2, 2009, of $5,500 for Lorikeet, Inc.					X
10.8	Promissory Note dated June 4, 2009, of $1,000 for Lorikeet, Inc.					X
10.9	Promissory Note dated July 23, 2009, of $7,500 for Lorikeet, Inc.					X
10.10	Promissory Note dated October 13, 2009, of $1,500 for Lorikeet, Inc.					X
10.11	Promissory Note dated November 9, 2009, of $2,400 for Lorikeet, Inc.					X
10.12	Promissory Note dated February 2, 2010, of $3,500 for Lorikeet, Inc.					X
10.13	Promissory Note dated April 22, 2010, of $3,000 for Lorikeet, Inc.					X
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millstream Ventures, Inc.

Date: May 28, 2010

By: /s/ Steven L. White

Steven L. White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven L. White	Director, President, Secretary,	May 28, 2010
Steven L. White	Chief Executive Officer
Chief Financial Officer

/s/ Denny W. Nestripke	Director	May 28, 2010
Denny W. Nestripke

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Millstream Ventures, Inc.

We have audited the accompanying balance sheets of Millstream Ventures, Inc. (a development stage enterprise) as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended March 31, 2010 and 2009, and for the period from re-entering the development stage on May 26, 2005 to March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millstream Ventures, Inc. as of March 31, 2010 and 2009, and the results of its operations, and its cash flows for the years ended March 31, 2010 and 2009, and for the period from re-entering the development stage on May 25, 2005 through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

May 28, 2010

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2010	2009
Current Assets:
Cash	$780	$233

Total Assets	$780	$233

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$-	$581
Related party notes payable (Note 3)	37,400	21,500
Related party interest payable (Note 3)	5,330	1,400
Total Current Liabilities	42,730	23,481

Stockholders' Equity (Deficit) (Note 2):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit ($388,919 deficit eliminated on
March 31, 2001as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(69,545)	(50,843)
Total Stockholders' Equity (Deficit)	(41,950)	(23,248)

Total Liabilities and Stockholders' Equity (Deficit)	$780	$233

See accompanying notes to the financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

			From the Inception
			of the Development
	For the Year Ended		Stage (May 26, 2005)
	March 31,		through
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Operating Expenses:
Management fees - related
party (Note 3)	-	8,963	10,969
Legal and accounting fees	12,190	17,156	40,280
Other general and
administrative expenses	2,572	3,419	12,393

Total Operating Expenses	(14,762)	(29,538)	(63,642)

Other Expenses:
Interest	(3,940)	(1,963)	(5,903)

Net loss	$(18,702)	$(31,501)	$(69,545)

Net loss per common share	$(0)	$(0)

Weighted-average common
shares outstanding	21,118,203	21,118,203

See accompanying notes to the financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity (Deficit)

					From the
					Inception of the
					Development	Total
					Stage (May 26,	Stockholders'
	Common Stock		Paid-in	Accumulated	2005) through	Equity
	Shares	Amount	Capital	Deficit	March 31, 2010	(Deficit)
Balance, May 26, 2005	518,203	$518	$6,397	$(4,920)	$-	$1,995
Common stock issued to related party in payment of debt at inception of the development stage at $0.001 per share (Note 3)	500,000	500	-	-	-	500
Common stock issued for services at inception of the development stage at $0.001 per share (Note 3)	100,000	100	-	-	-	100
Net loss for the period	-	-	-	-	(2,286)	(2,286)
Balance, March 31, 2006	1,118,203	1,118	6,397	(4,920)	(2,286)	309
Net loss for the year	-	-	-	-	(433)	(433)
Balance, March 31, 2007	1,118,203	1,118	6,397	(4,920)	(2,719)	(124)
Capital contributed by related party (Note 3)	-	-	5,000	-	-	5,000
Proceeds from issuance of common stock at $0.001 per share (Note 3)	20,000,000	20,000	-	-	-	20,000
Net loss for the year	-	-	-	-	(16,623)	(16,623)
Balance, March 31, 2008	21,118,203	21,118	11,397	(4,920)	(19,342)	8,253
Net loss for the year	-	-	-	-	(31,501)	(31,501)
Balance, March 31, 2009	21,118,203	21,118	11,397	(4,920)	(50,843)	(23,248)
Net loss for the year	-	-	-	-	(18,702)	(18,702)
Balance, March 31, 2010	21,118,203	$21,118	$11,397	$(4,920)	$(69,545)	$(41,950)

See accompanying notes to the financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
			From the Inception
			of the Development
	For the Year Ended		Stage (May 26, 2005)
	March 31,		through
	2010	2009	March 31, 2010
Cash Flow from Operating Activities:
Net loss	$(18,702)	$(31,501)	$(69,545)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	-	2,500	-
Decrease in related party receivable	-	-	-
Increase (decrease) in accounts payable	(581)	(95)	(7,010)
Increase (decrease) in related party
accounts payable	-	(38)	-
Increase in related party interest payable	3,930	1,400	5,330
Net Cash Used in Operating Activities	(15,353)	(27,734)	(71,125)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from related party note payable	15,900	31,500	52,400
Repayment of related party notes payable	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing
Activities	15,900	21,500	62,400

Net Increase (Decrease) in Cash	547	(6,234)	(8,725)
Cash at beginning of period	233	6,467	9,505

Cash at End of Period	$780	$233	$780

Supplemental Cash Flow Information
Cash paid for interest	$-	$563	$563
Cash paid for income taxes	$-	$-	$-
Schedule of Noncash Investing and
Financing Transactions:
Conversion of related party notes
payable into common stock	$-	$-	$5,500

See accompanying notes to the financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2010 and 2009

and from Inception of the Development Stage (May 26, 2005) through March 31, 2010

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Organization – Millstream Ventures, Inc. (the “Company”) was incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was moved to Nevada. The Company currently operates as a development stage enterprise with a business objective of entering into a reverse acquisition with an existing business or otherwise acquire an operating entity.

Quasi-reorganization – During 2001 the Company’s stockholders approved a quasi-reorganization resulting in the capital accounts of the Company being adjusted with the result that the paid-in capital account was reduced by the balance in its accumulated deficit account in the amount of $388,919. No other accounts were affected by this readjustment. Operating results subsequent to the quasi-reorganization were recorded in the accumulated deficit account until the Company’s reorganization on May 26, 2005. After the May 26, 2005 reorganization, operating results have been recorded in a separate account entitled deficit accumulated since inception of development stage.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception of the development stage the Company has not generated any revenue and its financial position is not sufficient to fund its planned business objective for an extended period of time. The Company is dependent on its sole officer to obtain the requisite capital to continue to pursue its business objective and relies on its sole officer to serve in this capacity without compensation. It is assumed that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates – The preparation of financial statements in conformity with accounting GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Net Loss Per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at March 31, 2010 of approximately $73,800 that expires if unused through 2030. A deferred tax asset in the amount of $25,100 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $6,360 and $10,700 for the years ended March 31, 2010 and 2009, respectively. The Company follows the provisions of uncertain tax positions as addressed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("Codification" or "ASC") 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at March 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Recently Enacted Accounting Pronouncements – In June 2009 the FASB established the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. Rules and interpretive releases of the United States Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2010 and 2009

and from Inception of the Development Stage (May 26, 2005) through March 31, 2010

Statement of Financial Accounting Standards ("SFAS") No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140"; SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)"; and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on these financial statements would have been insignificant.

Accounting Standards Update ("ASU") No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall; ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements; ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements; and various other ASU's No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on these financial statements would have been insignificant.

In May 2009, the FASB issued SFAS No. 165 (ASC Topic 855), “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into GAAP. ASC Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted ASC Topic 855 as of the required effective date.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes none of these pronouncements will have a significant effect on these financial statements as presented.

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

Common Stock – Pursuant to a vote of stockholders in May of 2005, the Company issued 600,000 shares of its common stock at its par value of $0.001 or $600. This transaction was recorded as a management fee expense of $100 (100,000 shares) and a reduction of debt due to a related party of $500 (500,000 shares). Since the Company’s common stock does not have a discernible fair market value and has not traded publicly for a considerable number of years, the Company’s board of directors determined that the legal par value is an appropriate price for the stock.

In February 2008, the Company issued 20,000,000 shares of its common stock at its par value of $0.001 for $20,000, and collected $15,000 cash (15,000,000 shares) and reduced the amount of debt due to a related party of $5,000 (5,000,000 shares). Inasmuch as the cash transaction represented a negotiated price and no other readily determinable fair market value for the Company’s common stock was available, the Company’s board of directors determined that the legal par value was an appropriate price for the stock.

Note 3 – Related Party Transactions

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

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2010 and 2009

and from Inception of the Development Stage (May 26, 2005) through March 31, 2010

Issuance of Common Stock for Cash – During the year ended March 31, 2008, an officer and director of the Company contributed without requiring repayment, $5,000 cash to the Company. Subsequently, but in the same year this individual also provided $5,000 cash to the Company that required repayment. This $5,000 obligation was utilized as partial payment of the $20,000 paid for the issuance of 20,000,000 shares of common stock to its then current officer and director. The remaining $15,000 was paid in cash at the time of the common stock issuance.

Related Party Notes Payable – During the year ended March 31, 2009, the Company received cash from its then current officer and director in the amount of $10,000. This amount was repaid during the year ended March 31, 2009 with interest in the amount of $564.

During the year ended March 31, 2009, the Company received $16,000 in cash from a stockholder pursuant to an unsecured demand promissory note bearing interest at the rate of 18% per annum. This amount remained outstanding at March 31, 2010 and 2009, along with accrued interest in the amounts of $4,215 and $1,336, respectively. The Company relies on the verbal assurance from this stockholder that demand for payment will not be made until such time as the Company has the financial wherewithal to pay such amount without hindering its planned business operations.

During the years ended March 31, 2010 and 2009, the Company received cash from an affiliate of the Company’s sole officer in the amount of $15,900 and $5,500, respectively. The Company entered into unsecured notes payable with respect to these amounts bearing interest at 8% per annum. These amounts remained outstanding at March 31, 2010 and 2009, along with accrued interest in the amounts of $1,115 and $64, respectively. These notes mature at various dates through February 2, 2013. The Company has classified these notes as current liabilities inasmuch as they are payable to a related party.

Director Fees – For the year ended March 31, 2010 the Company paid $600 in director fees that were recorded as other general and administrative expenses.

Payments for Services to Related Party – In conjunction with management (including director fees) and accounting services provided to the Company by a current director, fees in the amount of $2,775 and $8,963 were paid during the years ended March 31, 2010 and 2009, respectively.

Note 4: Subsequent Events

During April 2010, the Company received $3,000 cash from an affiliate of its sole officer. The Company issued an unsecured promissory note due April 22, 2013 bearing interest at a rate of 8% per annum. Thus, at the date these financial statements were issued, the total principal amount due this entity was $24,400.

The Company has evaluated subsequent events from the balance sheet date, March 31, 2010, through the date these financial statements were issued and has determined that there are no additional events that would require additional disclosure in these financial statements.