Form 10-Q
period 2010-06-30
Millstream Ventures, Inc.
filed 2010-08-11
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

      .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from

 to

Commission File Number 000-53167

MILLSTREAM VENTURES, INC.
(Exact Name of registrant as specified in its charter)

Nevada	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

374 East 400 South
Suite 3
Springville, UT 84663
(Address of principal executive offices)

(801) 489-4802
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X  .   No       .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer       .

Accelerated Filer       .

Non-Accelerated Filer       .  (Do not check if a smaller reporting company)

Smaller Reporting Company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  .

 No       .

21,118,203 shares of the issuer’s common stock, $.001 par value, were outstanding at July 29, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Index	Page

Balance Sheets, June 30, 2010 (unaudited) and March 31, 2010	3

Unaudited Statements of Operations, for the three months ended June 30, 2010 and 2009,
and from the inception of the development stage (May 26, 2005) through June 30, 2010	4

Unaudited Statements of Cash Flows, for the three months ended June 30, 2010 and 2009,
and from the inception of the development stage (May 26, 2005) through June 30, 2010	5

Notes to Unaudited Financial Statements, June 30, 2010	6-7

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	March 31,
	2010	2010
	(unaudited)

Current Assets:
Cash	$78	$780

Total Assets	$78	$780

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$8,530	$-
Related party accounts payable (note 4)	700	-
Related party notes payable (note 4)	40,400	37,400
Related party interest payable (note 4)	6,522	5,330
Total Current Liabilities	56,152	42,730

Stockholders' Equity (Deficit) (note 3):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit ($388,919 deficit eliminated on
March 31, 2001 as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(83,669)	(69,545)
Total Stockholders' Equity (Deficit)	(56,074)	(41,950)

Total Liabilities and Stockholders' Equity (Deficit)	$78	$780

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Operations

			From the Inception
			of the Development
	For the Three Months Ended		Stage (May 26, 2005)
	June 30,		through
	2010	2009	June 30, 2010

Revenue	$-	$-	$-

Operating Expenses:
Management fees - related
party (note 3)	-	-	10,969
Legal and accounting fees	10,789	6,440	51,069
Other general and
administrative expenses	2,143	863	14,536

Total Operating Expenses	(12,932)	(7,303)	(76,574)

Other Expenses:
Interest	(1,192)	(833)	(7,095)

Net loss	$(14,124)	$(8,136)	$(83,669)

Net loss per common share	$(0.00)	$(0.00)

Weighted-average common
shares outstanding	21,118,203	21,118,203

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			From the Inception
			of the Development
	For the Three Months Ended		Stage (May 26, 2005)
	June 30,		through
	2010	2009	June 30, 2010
Cash Flow from Operating Activities:
Net loss	$(14,124)	$(8,136)	$(83,669)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	8,530	7,038	1,520
Increase (decrease) in related party
accounts payable	700	(581)	700
Increase in related party interest payable	1,192	833	6,522
Net Cash Used in Operating Activities	(3,702)	(846)	(74,827)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from related party note payable	3,000	1,000	55,400
Repayment of related party notes payable	-	-	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing
Activities	3,000	1,000	65,400

Net Increase (Decrease) in Cash	(702)	154	(9,427)
Cash at beginning of period	780	233	9,505

Cash at End of Period	$78	$387	$78

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$564
Cash paid for income taxes	$-	$-	$-
Schedule of Noncash Investing and
Financing Transactions:
Conversion of related party notes
payable into common stock	$-	$-	$5,000

See accompanying notes to the unaudited financial statements.

Millstream Ventures. Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

June 30, 2010

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Millstream Ventures, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended March 31, 2010 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

Note 2: Summary of Significant Accounting Policies

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Millstream Ventures. Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

June 30, 2010

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at June 30, 2010 of approximately $87,900 that expires if unused through 2030. A deferred tax asset in the amount of $29,900 is fully offset by a valuation allowance in the same amount. The Company follows the provisions of uncertain tax positions as addressed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("Codification" or "ASC") 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at June 30, 2010 and March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Recently Enacted Accounting Pronouncements – The Company has reviewed all issued accounting pronouncements since its audited financial statements in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes none of these pronouncements will have a significant effect on these financial statements as presented.

Note 3 – Capital Stock

The Company is currently seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity. If successful, such business activity will likely result in the issuance of shares of the Company’s common and/or preferred stock, which the Company’s board of directors is authorized to issue without the approval of the Company’s stockholders. The Company’s preferred stock may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Note 4 – Related Party Transactions

Related Party Notes Payable – During the year ended March 31, 2009, the Company received $16,000 in cash from a stockholder pursuant to an unsecured demand promissory note bearing interest at the rate of 18% per annum. This amount remains outstanding along with accrued interest in the amounts of $4,935 and $4,215 at June 30, 2010 and March 31, 2010, respectively. The Company relies on the verbal assurance from this stockholder that demand for payment will not be made until such time as the Company has the financial wherewithal to pay such amount without hindering its planned business operations.

The Company received cash from an affiliate of the Company’s sole officer. No amounts have been repaid and the balance due are $24,400 and $21,400 at June 30, 2010 and March 31, 2010, respectively. The Company entered into unsecured notes payable with respect to these amounts bearing interest at 8% per annum. Accrued interest on these notes at June 30, 2010 and March 31, 2010 amount to $1,587 and $1,115, respectively. These notes mature at various dates through February 2, 2013. The Company has classified these notes as current liabilities inasmuch as they are payable to a related party.

Director Fees – During the quarter ended June 30, 2010 the Company accrued $900 in director fees that were recorded as other general and administrative expenses. At June 30, 2010, a $300 director fee and a $400 cash advance are liabilities of the Company. These amounts were subsequently paid.

Note 5: Subsequent Events

During July 2010, the Company received $10,000 cash from an affiliate of its sole officer. The Company subsequently issued an unsecured promissory note due July 8, 2013 bearing interest at a rate of 8% per annum. Thus, at the date these financial statements were issued, the total principal amount due this entity was $34,400.

The Company has evaluated subsequent events from the balance sheet date, June 30, 2010, through the date these financial statements were issued and has determined that there are no additional events that would require additional disclosure in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties associated with our ability to obtain operating capital as we search and attempt to acquire an operating entity or otherwise acquire a business venture. While it is not possible to identify all factors, we continue to face uncertainty regarding our plan of operation during times of economic uncertainty. Furthermore, the report of our independent registered public accounting firm included in our Form 10-K report for the year ended March 31, 2010, as well as the Notes to the Unaudited Financial Statements included herein make reference to our ability to continue as a going concern. Should these underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise. There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

Liquidity and Capital Resources

At June 30, 2010, the Company had total assets of $78 and accounts payable (other than amounts payable to related parties) of $8,530. The Company received $10,000 cash during July 2010, which was used to reduce our accounts payable to $0. During August 2010, the Company entered into a $10,000 unsecured promissory note payable to Lorikeet (see Part II Item 2 herein). During August 2010 the Company’s directors authorized that additional unsecured promissory notes payable be issued to Lorikeet of an amount up to $20,000 as our capital needs require. There is no assurance that Lorikeet will provide such cash to us when and as needed. We are aware that future capital requirements include payments to one of our directors, Mr. Denny Nestripke, in the amount of $300 per month. Additionally, we have entered into an engagement letter with our independent registered public accounting firm, Child, Van Wagoner & Bradshaw, PLLC, which requires the payment of $1,500 for each review of our quarterly financial statements. We will also incur legal fees as we comply with our reporting requirements with the United States Securities and Exchange Commission.

The Company’s cash position decreased $702 during the three months since our year ended March 31, 2010 and our total current liabilities increased by $13,422. Of that increase, $3,000 was a result of cash received by us from Lorikeet, resulting in our issuance of an unsecured promissory note, and $1,192 was the result of accrued interest payable to related parties as a result of outstanding promissory notes payable. We have no revenue from operations or from any other sources.

Our future capital needs may require that we issue shares of our common or preferred stock. At the present time, no established market exists for our common stock and no quotation is given on the OTC Bulletin Board. Consequently, no independent value has been determined for the Company’s authorized but unissued common stock. Our directors have the authority to issue all or any part of the authorized but unissued common or preferred stock without approval of our stockholders, to the extent such value exceeds the par value of $0.001 per share. Our board of directors has the authority to issue all or any part of the preferred stock in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by them.

Results of Operations

During the three months ended June 30, 2010, compared to the three months ended June 30, 2009, we realized an increase in total operating expenses of $5,629 or 77%. Of this amount, $4,349 (77%) was a result of an increase in legal and accounting fees and $1,280 (23%) was a result of an increase in other general and administrative expenses. During these same periods, interest expense also increased by $359 or 43%.

We anticipate that our total operating expenses will decrease during the coming quarter inasmuch as a significant portion of our legal and accounting expenses were related to those costs incurred to audit our financial statements and legal fees associated with our annual Form 10-K report. Interest expense will increase in the future inasmuch as we continue to finance our operations through the issuance of unsecured promissory notes. Furthermore, the investigation of a potential acquisition of a business or business entity will also increase our costs of operations. At the present time we are not contemplating any such acquisition.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Rule 15d-15 (e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2010 and again in August 2010 we issued unsecured promissory notes to Lorikeet, Inc., a Utah corporation (“Lorikeet”) owned and controlled by Steven L. White, our principal officer, a director, and principal shareholder of the Company, for cash advanced to the Company for operating capital. The principal amount of these notes is $3,000 and $10,000, respectively, and they bear interest at 8% per annum. These notes are due and payable on April 22, 2013 and July 8, 2010, respectively. These notes were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act. Lorikeet was an accredited investor at the time of the issuance of the notes. Mr. White on behalf of Lorikeet acknowledged appropriate investment representations with respect to the notes and consented to the imposition of restrictive legends upon the notes. Lorikeet did not enter into the note transactions with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Lorikeet was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuance.  No selling commissions were paid in connection with these transactions.

During August 2010 the directors of the Company authorized the issuance of additional unsecured promissory notes up to $20,000 to Lorikeet for future cash that may be received by the Company as our capital needs require. The interest rate authorized of 8% per annum is consistent with the interest rate of past unsecured promissory notes issued to Lorikeet. There is no assurance that Lorikeet will be able or willing to lend additional cash to the Company in the future. We have no commitment from Lorikeet or any other individual or entity to provide us with cash in the future.

Item 6.  Exhibits

The following exhibits are furnished with this report:

10.14

Promissory Note dated August 2, 2010 of $10,000 for Lorikeet, Inc.

31.1

Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Millstream Ventures, Inc.

Date: August 10, 2010

By: /s/Steven L. White

      Steven L. White, President

(Principal Executive and Financial Officer)