Form 10-Q
period 2010-09-30
Millstream Ventures, Inc.
filed 2010-10-27
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________________ to __________________

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

21,118,203 shares of the issuer’s common stock, $.001 par value, were outstanding at October 25, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Balance Sheets, September 30, 2010 (unaudited) and March 31, 2010	3

Unaudited Statements of Operations, for the three and six months ended September 30, 2010 and 2009 and from the inception of the development stage (May 26, 2005) through September 30, 2010	4

Unaudited Statements of Cash Flows, for the six months ended September 30, 2010 and 2009 and from the inception of the development stage (May 26, 2005) through September 30, 2010	5

Notes to Unaudited Financial Statements, September 30, 2010	6-7

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	March 31,
	2010	2010
	(unaudited)

Current Assets:
Cash	$1,384	$780

Total Assets	$1,384	$780

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$-	$-
Related party notes payable (note 4)	54,400	37,400
Related party interest payable (note 4)	7,918	5,330
Total Current Liabilities	62,318	42,730

Stockholders' Equity (Deficit) (note 3):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit ($388,919 deficit eliminated on
March 31, 2001 as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(88,529)	(69,545)
Total Stockholders' Equity (Deficit)	(60,934)	(41,950)

Total Liabilities and Stockholders' Equity (Deficit)	$1,384	$780

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Operations

					From the Inception
					of the Development
	For the Three Months Ended		For the Six Months Ended		Stage (May 26, 2005)
	September 30,		September 30,		through
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Management fees - related
party (note 3)	-	-	-	-	10,969
Director fees	900	-	1,800	-	2,400
Legal and accounting fees	2,380	2,083	13,169	8,523	53,449
Other general and
administrative expenses	184	119	1,427	982	13,220

Total Operating Expenses	(3,464)	(2,202)	(16,396)	(9,505)	(80,038)

Other Expenses:
Interest	(1,396)	(947)	(2,588)	(1,780)	(8,491)

Net loss	$(4,860)	$(3,149)	$(18,984)	$(11,285)	$(88,529)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common
shares outstanding	21,118,203	21,118,203	21,118,203	21,118,203

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			From the Inception
			of the Development
	For the Six Months Ended		Stage (May 26, 2005)
	September 30,		through
	2010	2009	September 30, 2010
Cash Flow from Operating Activities:
Net loss	$(18,984)	$(11,285)	$(88,529)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	919	(7,010)
Increase in related party interest payable	2,588	1,780	7,918
Net Cash Used in Operating Activities	(16,396)	(8,586)	(87,521)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from related party note payable	17,000	8,500	69,400
Repayment of related party notes payable	-	-	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing
Activities	17,000	8,500	79,400

Net Increase (Decrease) in Cash	604	(86)	(8,121)
Cash at beginning of period	780	233	9,505

Cash at End of Period	$1,384	$147	$1,384

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$563
Cash paid for income taxes	$-	$-	$-
Schedule of Noncash Investing and
Financing Transactions:
Conversion of related party notes
payable into common stock	$-	$-	$5,000

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

September 30, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading and to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

Note 2: Summary of Significant Accounting Policies

Organization – The Company was incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was moved to Nevada. The Company currently operates as a development stage enterprise with a business objective of entering into a reverse acquisition with an existing business or otherwise acquiring an operating entity.

Quasi-reorganization – During 2001 the Company’s stockholders approved a quasi-reorganization resulting in the capital accounts of the Company being adjusted with the result that the paid-in capital account was reduced by the balance in its accumulated deficit account in the amount of $388,919. No other accounts were affected by this readjustment. Operating results subsequent to the quasi-reorganization were recorded in the accumulated deficit account until the Company’s reorganization on May 26, 2005. After the May 26, 2005 reorganization, operating results have been recorded in a separate account titled deficit accumulated since inception of development stage.

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

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

September 30, 2010

Note 2: Summary of Significant Accounting Policies (Continued)

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at September 30, 2010 of approximately $92,780 that expires if unused through 2030. A deferred tax asset in the amount of $31,546 is fully offset by a valuation allowance in the same amount. The Company follows the provisions of uncertain tax positions as addressed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("Codification" or "ASC") 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2010 and March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 4 – Related Party Transactions

Related Party Notes Payable – During the year ended March 31, 2009, the Company received $16,000 in cash from a stockholder pursuant to an unsecured demand promissory note bearing interest at the rate of 18% per annum. This amount remains outstanding along with accrued interest in the amounts of $5,655 and $4,215 at September 30, 2010 and March 31, 2010, respectively. The Company relies on the verbal assurance from this stockholder that demand for payment will not be made until such time as the Company has the financial wherewithal to pay these notes and accrued interest without hindering its planned business operations.

In addition, the Company received $4,000 from the aforementioned stockholder on September 30, 2010. The Company subsequently issued an unsecured promissory note due March 31, 2012 bearing interest at 8% per annum for this amount.

The Company received cash from an affiliate of the Company’s sole officer. No amounts have been repaid and the balances due are $34,400 and $21,400 at September 30, 2010 and March 31, 2010, respectively. The Company entered into unsecured notes payable with respect to these amounts bearing interest at 8% per annum. Interest has accrued on these notes in the amounts of $2,263 and $1,115 at September 30, 2010 and March 31, 2010, respectively. These notes mature at various dates through February 2, 2013. The Company has classified these notes as current liabilities inasmuch as they are payable to a related party.

Note 5: Subsequent Events

At September 30, 2010, the Company received $4,000 cash from a stockholder and subsequently issued an unsecured promissory note due March 31, 2012 for that amount bearing interest at a rate of 8% per annum. Thus, at the date these financial statements were issued, the total principal amount due this stockholder was $20,000.

The Company has evaluated subsequent events from the balance sheet date, September 30, 2010, through the date these financial statements were issued and has determined that there are no other events that would require additional disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this Form 10-Q report. The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our search for an operating company (“target company”), possible or assumed future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Our current business plan is to locate and acquire the assets or voting securities of a target company in exchange for securities of our Company or to be acquired by such a target company. From time to time our Company has engaged in preliminary discussions with representatives of a potential target company; however, we have not entered into any material negotiations or into a letter of intent with any party and there are currently no agreements or arrangements with respect to any acquisition or material business transaction.

Results of Operations:

Three Months Ended September 30, 2010 compared to September 30, 2009

During the three months ended September 30, 2010, our operating expenses were $3,464, which represented a 57% increase, compared to the three months ended September 30, 2009. Seventy-five percent of this increase resulted from fees that we paid to one of our two directors and the remainder was attributable to legal and accounting fees. We believe that the obligations placed upon us as a result of our reporting requirements under the Exchange Act will continue to see our operating expenses increase.

Interest expense for the three months ended September 30, 2010 amounted to $1,396, which represented a 47% increase, compared to the three months ended September 30, 2009. Inasmuch as our operating expenses are financed through borrowing, interest expense will increase each quarterly period and will continue to do so at least until we are able to acquire a target company.

Six Months Ended September 30, 2010 compared to September 30, 2009

During the six months ended September 30, 2010, our total operating expenses were $16,396, which represented a 72% increase, compared to the six months ended September 30, 2009. However, unlike the results for the three months ended September 30, 2010, only 26% of this increase was attributable to fees paid to one of our directors while 67% was attributable to legal and accounting fees. Nevertheless, we have not undertaken any activities other than remaining compliant with our reporting requirements under the Exchange Act. During the six months ended September 30, 2010, 78% of our operating expenses were incurred during our first quarter of operations, which is comparable to 77% of our operating expenses being incurred during our first quarter for the six months ended September 30, 2009. We attribute this trend to the fact that greater costs are incurred by us after our year-end and during the time that our financial statements are audited (rather than reviewed) and our annual Form 10-K report is filed as opposed to the quarterly Form 10-Qs.

Interest expense for the six months ended September 30, 2010 amounted to $2,588 compared to $1,780 for the comparative period ended September 30, 2009. At September 30, 2010 we had notes payable to related parties in the amount of $54,400. We are accruing interest at rates between 8% and 18% per annum and we have not secured our debt instruments. Until such time as we are able to enter into a reorganization with a target company, we will be required to continue to borrow operating capital.

Liquidity and Capital Resources:

Sources of Liquidity

We have no business operations and we do not have any assets with which we could secure our future capital borrowing requirements. We have relied on Steven White, our sole officer (one of our two directors), to procure such capital as is necessary for us to remain operational and to search for a target company. We have issued unsecured promissory notes for the cash we have received from an entity which is affiliate with Mr. White and from a stockholder. We have relied on Mr. White’s ability to procure our operating capital; however, he cannot give us any assurance that he will be able to do so in the future.

We rely on Mr. White not only for our capital needs but also as our officer in directing the affairs of our Company. If Mr. White were to no longer function in this capacity, our board of directors may not be able to locate someone to provide management for the Company without cost and we do not have the financial resources to hire someone to serve in this capacity.

Other than the cash we have received from affiliates in exchange for unsecured promissory notes, additional potential sources of liquidity that are available to us arise from convertible debt or equity securities that we may issue. Our board of directors may issue such debt instruments and equity securities (both common and preferred stock) without the approval of our stockholders. The unsecured promissory notes we have issued to affiliates have not been registered with the SEC and are not freely transferable. We have no shares of our preferred stock outstanding and our common stock is not traded in the marketplace. Other than for purposes of acquiring a target company or in conjunction with the acquisition of a target company, we presently have no intention of issuing shares of our preferred or common stock to raise capital.

Current Capital Resources/Requirements

At September 30, 2010 we had $1,384 in cash available and no outstanding accounts payable. During the six months ended September 30, 2010, net cash used in operating activities amounted to $16,396, which amount was almost double the amount used for the six months ended September 30, 2009. A substantial portion of this cash was used in the payment of costs associated with the filing of our annual and quarterly reports as required under the Exchange Act. We see an ever increasing use of our cash for this purpose.

We also anticipate that as we investigate the potential acquisition of a target company, costs will be incurred in this regard. The actual amount of these costs and our ability to raise the capital necessary to investigate such a potential acquisition are presently not determinable. The investigation of a target company will likely require that we incur costs such as travel, lodging, entertainment, and the retention of consultants and other professionals. The costs we incur to investigate a target company may not result in any benefit to our Company and our stockholders. Furthermore, even if an acquisition of a target company is successful, a market for our common stock may not occur afterward.

Current market conditions have resulted in a shrinking of capital being available for entities such as ours that are considered “shell” companies. These conditions as well as others have resulted in a greater number of “shell” companies being available for potential reorganization with a target company. Under these conditions, we will constantly be under the necessity to locate sufficient capital to fund our operations.

We have relied on Mr. White, our sole officer who owns 95% of our common stock, to provide our needed capital, which he has done over the past two years through an affiliate entity. During the quarter ended September 30, 2010, we received $10,000 cash from such affiliated entity and Mr. White arranged for another stockholder to provide $4,000 cash. We have relied on Mr. White to provide sources of capital as needed. His ability to continue to provide such capital in the future and until such time as a reorganization with a target company has been achieved, should be assessed by our stockholders or anyone else desiring to invest in our Company.

We currently have no understandings, commitments or agreements with respect to the acquisition of a target company and we may not be able to identify a target company in the future. Further, we may not be successful in consummating any acquisition on terms favorable to our stockholders. If we should require additional capital in order to pursue our search for a target company or to consummate the acquisition of a target company, we may sell shares of our common or preferred stock or utilize varying forms of debt financing.

Reorganization Risk

We have issued unsecured promissory notes in the amount of $54,400 to finance our operations. At present, we do not have the wherewithal to repay these notes. A target company will likely take this debt into consideration as part of a reorganization, with the resultant effect that present stockholders will likely receive a smaller percentage of a company formed as a result of us combining with a target company. Inasmuch as our liabilities will continue to increase during the period of time that we search for a target company, our stockholders will be adversely affected.

Going Concern Risk

Our audited financial statements as of March 31, 2010 and our unaudited financial statements as of September 30, 2010, have been prepared assuming that our Company will continue as a going concern. We have incurred losses from operations over several years as we have searched for a target company. We will continue to require additional capital for us to comply with our reporting requirements and to seek a target company. The necessity for us to obtain future capital to meet our operational needs and to pay our promissory notes when due, raises substantial doubt regarding our ability to continue as a going concern. Nevertheless, our financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our Company has been and will continue to be dependent on Mr. White, our sole officer, to obtain additional capital from such sources as are available to him in the future. We also rely on Mr. White to serve in this capacity without compensation. We are assuming that these arrangements will continue. A change in these circumstances would have a material adverse effect on our ability to continue as a going concern.

Off-Balance Sheet Arrangements:

During the six months ended September 30, 2010, we did not engage in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are furnished with this report:

10.1

Promissory Note dated August 2, 2010, to Lorikeet, Inc.*

10.2

Promissory Note dated October 6, 2010, to 1st Orion Corp

31.1

Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

_______________

*Incorporated by reference to Exhibit 10.14 included in the Company’s report on Form 10-Q for the quarter ended June 30, 2010, and filed with the Commission on August 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MILLSTREAM VENTURES, INC.

Date: October 25, 2010

By: /s/ Steven White

Steven White, President

(Principal Executive and Financial Officer)