Form 10-Q
period 2010-12-31
Millstream Ventures, Inc.
filed 2011-02-18
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes   X  . No      .

21,118,203 shares of the issuer’s common stock, $.001 par value, were outstanding at February 1, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Balance Sheets, December 31, 2010 (unaudited) and March 31, 2010	3

Unaudited Statements of Operations, for the three and nine months ended
December 31, 2010 and 2009 and from the inception of the development
stage (May 26, 2005) through December 31, 2010	4

Unaudited Statements of Cash Flows, for the nine months ended
December 31, 2010 and 2009 and from the inception of the development
stage (May 26, 2005) through December 31, 2010	5

Notes to Unaudited Financial Statements, December 31, 2010	6

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	March 31,
	2010	2010
	(unaudited)

Current Assets:
Cash	$482	$780

Total Assets	$482	$780

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$4,411	$-
Related party notes payable (note 4)	54,400	37,400
Related party interest payable (note 4)	9,406	5,330
Total Current Liabilities	68,217	42,730

Stockholders' Equity (Deficit) (note 3):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 21,118,203 shares issued and outstanding	21,118	21,118
Paid-in capital	11,397	11,397
Accumulated deficit ($388,919 deficit eliminated on
March 31, 2001 as part of a quasi-reorganization)	(4,920)	(4,920)
Deficit accumulated since inception of development stage	(95,330)	(69,545)
Total Stockholders' Equity (Deficit)	(67,735)	(41,950)

Total Liabilities and Stockholders' Equity (Deficit)	$482	$780

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Operations

					From the Inception
					of the Development
	For the Three Months Ended		For the Nine Months Ended		Stage (May 26, 2005)
	December 31,		December 31,		through
	2010	2009	2010	2009	December 31, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Management fees - related
party (note 3)	-	-	-	-	10,969
Director fees	900	-	2,700	-	3,300
Legal and accounting fees	4,232	2,167	17,401	10,690	57,681
Other general and
administrative expenses	181	121	1,608	1,103	13,401

Total Operating Expenses	(5,313)	(2,288)	(21,709)	(11,793)	(85,351)

Other Expenses:
Interest	(1,488)	(1,052)	(4,076)	(2,832)	(9,979)

Net loss	$(6,801)	$(3,340)	$(25,785)	$(14,625)	$(95,330)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common
shares outstanding	21,118,203	21,118,203	21,118,203	21,118,203

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			From the Inception
			of the Development
	For the Nine Months Ended		Stage (May 26, 2005)
	December 31,		through
	2010	2009	December 31, 2010
Cash Flow from Operating Activities:
Net loss	$(25,785)	$(14,625)	$(95,330)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,411	(581)	(2,599)
Increase in related party interest payable	4,076	2,832	9,406
Net Cash Used in Operating Activities	(17,298)	(12,374)	(88,423)

Cash Flow from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from related party note payable	17,000	12,400	69,400
Repayment of related party notes payable	-	-	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided from Financing
Activities	17,000	12,400	79,400

Net Increase (Decrease) in Cash	(298)	26	(9,023)
Cash at beginning of period	780	233	9,505

Cash at End of Period	$482	$259	$482

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$563
Cash paid for income taxes	$-	$-	$-
Schedule of Noncash Investing and
Financing Transactions:
Conversion of related party notes
payable into common stock	$-	$-	$5,000

See accompanying notes to the unaudited financial statements.

Millstream Ventures, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

December 31, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

Note 2: Summary of Significant Accounting Policies

Organization – The Company was originally incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was changed to Nevada. The Company currently operates as a development stage enterprise with a business objective of entering into a reverse acquisition with an existing business or otherwise acquire an operating entity.

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

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at December 31, 2010 of approximately $99,600 that expires if unused through 2030. A deferred tax asset in the amount of $33,858 is fully offset by a valuation allowance in the same amount. The Company follows the provisions of uncertain tax positions as addressed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2010 and March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Recently enacted accounting pronouncements – The Company has reviewed all issued accounting pronouncements since its audited financial statements in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes none of these pronouncements will have a significant effect on these financial statements as presented.

Note 3: Capital Stock

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

Note 4: Related Party Transactions

Related Party Notes Payable – During the year ended March 31, 2009, the Company received $16,000 in cash from a stockholder pursuant to an unsecured demand promissory note bearing interest at the rate of 18% per annum. In addition, the Company received $4,000 from the aforementioned stockholder on September 30, 2010 and $6,000 on January 10, 2011. The Company issued two unsecured promissory notes, both due March 31, 2012, bearing interest at 8% per annum with respect to these latter two amounts. The total amount due this stockholder with respect to all unsecured demand promissory notes is $20,000 at December 31, 2010 and $26,000 at January 10, 2011 (subsequent to the balance sheet date). At December 31, 2010 and March 31, 2010, interest has accrued on these notes in the amounts of $6,456 and $4,215, respectively. The Company relies on the verbal assurance from this stockholder that demand for payment will not be made until such time as the Company has the financial wherewithal to pay such amount without hindering its planned business operations. The Company has classified these notes as current liabilities inasmuch as they are payable to a related party.

The Company received cash from an affiliate of the Company’s sole officer. No amounts have been repaid and the balances due are $34,400 and $21,400 at December 31, 2010 and March 31, 2010, respectively. The Company entered into unsecured notes payable with respect to these amounts bearing interest at 8% per annum. Interest has accrued on these notes in the amounts of $2,950 and $1,115 at December 31, 2010 and March 31, 2010, respectively. These notes mature at various dates through February 2, 2013. The Company has classified these notes as current liabilities inasmuch as they are payable to a related party.

Note 5: Subsequent Events

On January 10, 2011, the Company received $6,000 cash from a stockholder and subsequently issued an unsecured promissory note due March 31, 2012 for that amount bearing interest at a rate of 8% per annum. Thus, at the date these financial statements were issued, the total principal amount due this stockholder was $26,000.

The Company has evaluated subsequent events from the balance sheet date, December 31, 2010, through the date these financial statements were issued and has determined that there are no additional events that would require additional disclosure in these financial statements.

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

Results of Operations:

Three Months Ended December 31, 2010 compared to December 31, 2009

During the three months ended December 31, 2010, our operating expenses were $5,313, which represented a 132% increase, compared to the three months ended December 31, 2009. During the three months ended December 31, 2010, 80% of our operating expenses were attributable to legal and accounting fees and seventeen percent were attributable to director fees. During the three month period ended December 31, 2009 we did not incur any director fees and 95% of our operating expenses were attributable to legal and accounting fees. We believe that the obligations placed upon us as a result of our reporting requirements under the Exchange Act will continue to see our operating expenses increase.

Our interest expense for the three months ended December 31, 2010 ($1,488) likewise increased over the same three month period ended December 31, 2009 ($1,052). The $436 increase represents a 41% increase for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Inasmuch as our operating expenses are financed through borrowing, interest expense will increase each quarterly period and will continue to do so at least until we are able to acquire a target company. However, no assurance can be given that the target company does not have debt which is subject to interest payments.

Nine Months Ended December 31, 2010 compared to December 31, 2009

During the nine months ended December 31, 2010, our net loss was $25,785 and our total operating expenses were $21,709, which represented a 76% and 84% increase, respectively, compared to the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we paid $2,700 in director fees. During the nine months ended December 31, 2009, we paid no such fees. Our legal and accounting fees increased by 63% during the nine months ended December 31, 2010 when compared to the nine months ended December 31, 2009. We do not foresee a decrease in our legal and accounting expenses.

We caution our stockholders to expect an increase in legal and accounting fees as we continue to undertake activities to remaining compliant with our reporting requirements under the Exchange Act and as we seek a target company. These activities require us to consult with legal counsel and accountants to assure that we remain compliant with regulatory requirements relating both to our disclosures pursuant to the Exchange Act and in the presentation of our financial statements.

Interest expense for the nine months ended December 31, 2010 amounted to $4,076 compared to $2,832 for the comparative period ended December 31, 2009. We expect our interest expense to continue to escalate in the future inasmuch as our operations are dependent on debt financing. At December 31, 2010 we had notes payable to related parties in the amount of $54,400 and at January 31, 2011 our debt to related parties had increased to $60,400. We are accruing interest at rates between 8% and 18% per annum on these unsecured debt instruments that we issue to finance our operating activities. At present we have no alternative plan to finance our operations other than through the issuance of debt instruments. We see this continuing increase in our debt as a potential impediment in our search for a target company.

Liquidity and Capital Resources:

Sources of Liquidity

We have no business operations and we do not have any assets with which we could secure our future capital borrowing requirements. We have relied on Steven White, our sole officer (one of our two directors), to procure such capital as is necessary for us to remain operational and to search for a target company. We have issued unsecured promissory notes for the cash we have received from an entity which is affiliated with Mr. White and from a stockholder. This stockholder has provided to us $10,000 in cash since September 30, 2010 and at of January 31, 2011, we have issued a total of $26,000 in unsecured promissory notes to this stockholder. We have relied on Mr. White’s ability to procure our operating capital; however, he cannot give us any assurance that he will be able to do so in the future.

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

Current Capital Resources/Requirements

At December 31, 2010 we had $482 in cash available and $4,411 in outstanding accounts payable. On January 10, 2011, we received $6,000 in cash from a stockholder and subsequently issued an unsecured promissory note due March 31, 2012 for that amount bearing interest at a rate of 8% per annum. We used this cash to pay all of our outstanding accounts payable.

During the nine months ended December 31, 2010, net cash used in operating activities amounted to $17,298, which compares to $12,374 used during the nine months ended December 31, 2009. During the nine months ended December 31, 2010 we received $17,000 in cash proceeds from an entity affiliated with Mr. White and from one of our stockholders. This represents a $4,600 increase over the nine month period ended December 31, 2009. We anticipate a continuous need for cash to finance our search for a target company and for the payment of costs associated with the filing of our annual and quarterly reports as required under the Exchange Act.

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

As previously stated, we see this continuing increase in our debt as a potential impediment in our search for a target company. We are considered a “shell” company and as such, we are not engaged in any revenue producing activities. We have and continue to rely on Mr. White, our sole officer who owns 95% of our common stock, to provide our needed capital. We have received a total of $34,400 in cash from an affiliated entity of Mr. White and Mr. White has arranged for another stockholder to provide an additional total of $20,000 in cash through December 31, 2010. This stockholder provided an additional $6,000 during January 2011 for a total of $26,000 at January 31, 2011. We have relied on Mr. White to provide sources of capital as needed. His ability to continue to provide such capital in the future and until such time as a reorganization with a target company has been achieved, should be assessed by our stockholders or anyone else desiring to invest in our Company.

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

Reorganization Risk

We have issued unsecured promissory notes in the amount of $54,400 at December 31, 2010 and a total of $60,400 at January 31, 2011, to finance our operations. At present, we do not have the wherewithal to repay these notes. A target company will likely take this debt into consideration as part of a reorganization, with the resultant effect that present stockholders will likely receive a smaller percentage of a company formed as a result of us combining with a target company. Inasmuch as our liabilities will continue to increase during the period of time that we search for a target company, our stockholders will be adversely affected. Furthermore, we see this continuing increase in our debt as a potential impediment in our search for a target company.

Going Concern Risk

Our audited financial statements as of March 31, 2010 and our unaudited financial statements as of December 31, 2010, have been prepared assuming that our Company will continue as a going concern. We have incurred losses from operations over several years as we have searched for a target company. We will continue to require additional capital in order for us to comply with our reporting requirements and to seek a target company. The necessity for us to obtain future capital for operational purposes and to pay our unsecured promissory notes when due, raises substantial doubt regarding our ability to continue as a going concern. Nevertheless, our financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our Company has been and will continue to be dependent on Mr. White, our sole officer, to obtain additional capital from such sources as are available to him. We also rely on Mr. White to serve in this capacity without compensation. We are assuming that these arrangements will continue. A change in these circumstances would have a material adverse effect on our ability to continue as a going concern.

Off-Balance Sheet Arrangements:

During the nine months ended December 31, 2010, we did not engage in any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2010, and January 10, 2011 we issued unsecured promissory notes to 1st Orion Corp., a Utah corporation (“1st Orion”) owned and controlled by Laura Lee Madsen, for cash advanced to the Company for operating capital. The principal amounts of the notes were $4,000 and $6,000, respectively, and each note bears interest at 8% per annum. The notes are due and payable on March 31, 2012. The notes were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.  1st Orion was an accredited investor at the time of the issuances of the notes. Ms. Madsen on behalf of 1st Orion acknowledged appropriate investment representations with respect to the notes and consented to the imposition of restrictive legends upon the notes.  1st Orion did not enter into the note transactions with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. 1st Orion was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuances.  No selling commissions were paid in connection with these transactions.

Item 6.  Exhibits

The following exhibits are furnished with this report:

10.1

Promissory Note dated January 10, 2011, to 1st Orion Corp

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

Millstream Ventures, Inc.

Date: February 18, 2011

By: /s/ Denny W. Nestripke

      Denny W. Nestripke, Director

(Acting Principal Executive and Financial Officer)