Form 10-K
period 2011-03-31
Millstream Ventures, Inc.
filed 2011-06-09
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53167

Millstream Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4760 S. Highland Dr., Suite 341, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

374 East 400 South, Suite 3, Springville, UT 84664
(Former name or former address, if changed since last report.)

Registrant’s telephone number, including area code:  801.277.7888

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

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $111,820.

The number of shares outstanding of the registrant’s common stock on June 7, 2011, was 44,104,325.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

9

ITEM 2. PROPERTIES

9

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. [Removed and Reserved]

9

PART II

9

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

9

ITEM 6. SELECTED FINANCIAL DATA

11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

14

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

14

ITEM 9A. CONTROLS AND PROCEDURES

15

ITEM 9B. OTHER INFORMATION

15

PART III

16

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

16

ITEM 11. EXECUTIVE COMPENSATION

19

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

20

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

21

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

22

PART IV

23

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

23

SIGNATURES

25

Forward-Looking Statements

The statements contained in this annual report on Form 10-K that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.” All statements, other than statements of historical or present facts, including the information concerning our future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in the general economic downturn; a further downturn in the securities markets; and/or uncertainties associated with our ability to obtain operating capital. Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Millstream Ventures, Inc., a Nevada corporation, and its wholly owned subsidiary, Green River Resources, Inc., a Utah corporation.

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

On April 10, 2008, we amended and restated our articles of incorporation.  We increased our authorized common shares from 45,000,000 to 200,000,000 and increased our authorized preferred shares from 5,000,000 to 10,000,000.

In October 2008 a subsequent change of control occurred.  Mr. Nestripke resigned and appointed Steven L. White as the sole officer and director of the Company.  In November 2009, Mr. Nestripke sold all 20,000,000 of his shares in the Company to Mr. White.  As a result, Mr. White owned approximately 95% of the outstanding common shares at the close of the transaction.  Subsequently, on February 1, 2010, Mr. Nestripke was reappointed to the Board of Directors.

During the year ended March 31, 2011, we conducted no material business operations.

In April 2011 we sold 13,504,000 restricted shares of our common stock to LIFE Power & Fuels, Inc. for gross proceeds of $13,504. These shares represented approximately 39% of our outstanding common stock at the time.  We also appointed Edward P. Mooney and Daniel F. Carlson, affiliates of LIFE, as directors.

In April 2011 we completed a non-public offering of 3,510,126 restricted shares of our common stock for gross proceeds of $100,004. The stock certificates and the proceeds from the offering were held in escrow pending closing of the transaction with Green River Resources Corp. (“GRC”), an Alberta  Canada corporation, discussed below.  At the closing of the transaction with GRC we released the stock certificates to the investors and the funds were released to us to satisfy our outstanding liabilities at closing and to retire 17,608,203 of our outstanding shares of common stock at closing.

In May 2011 we initiated a non-public offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000.  The face amounts of the Notes are convertible into our common stock at the rate of $0.25 per share, for a maximum of 7,020,021 shares.  The Notes are convertible at any time prior to repayment and are subject to mandatory conversion at any time the Company completes an equity or debt financing of at least $10,000,000.  The Notes bear interest at the rate of 10% per annum. Principal and interest on the Notes is due and payable on or before April 30, 2014, and the Notes are subject to prepayment by the Company upon 30 days’ prior notice.  Each lender will also receive at no additional cost a warrant (the “Warrants”) to purchase 200,572 shares of Common Stock at $0.25 per share for each $50,000 loaned to us in the offering.  The Warrants are exercisable in whole or in part at any time through April 30, 2014.  The Warrants are detachable from the Notes and can be transferred in whole or in part, subject to compliance with applicable state and federal laws.  The Notes and the Warrants have not been registered under the Securities Act and are restricted securities as defined therein.

On May 5, 2011, we entered into a Stock Exchange Agreement dated April 29, 2011, as amended on June 3, 2011, with GRC, and the shareholders of GRC (the “Sellers”).  GRC is the sole owner of Green River Resources, Inc., a Utah corporation (“GRI”).  Pursuant to the terms of the agreement we agreed to issue 23,544,201 shares of our common stock to the Sellers in exchange for all of the outstanding equity securities of GRC.  In addition, we agreed to reserve for issuance 10,984,392 shares of our common stock for issuance upon exercise of outstanding warrants of GRC assumed by us at closing and 1,071,407 shares for issuance upon conversion of an outstanding promissory note of GRC also assumed by us at closing.  Closing of the agreement was held on June 3, 2011.  At the closing we issued 23,544,201 shares of common stock to the Sellers in exchange for all of the outstanding shares of GRC.  We also acquired and cancelled 17,608,203 shares of common stock for $17,436 paid to the shareholder.  Mr. White and Mr. Nestripke resigned as officers and directors and William C. Gibbs and Mark F. Lindsey were appointed to replace them.  We also appointed Gayle McKeachnie and Barry Larson to become directors effective 10 days following notification to our shareholders under Rule 14f-1 of the Exchange Act.  We also granted options to purchase 6,175,000 shares of common stock at $0.20 per share to persons designated by GRC and issued warrants to purchase 488,480 shares of common stock at the price of our next offering to persons designated by GRC.  The options expire seven years from the date of grant and the warrants expire two years from the date of issuance.

GRI is an exploration stage company which is a wholly owned subsidiary of GRC, which in turn is a wholly owned subsidiary of our company and is engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using GRI’s proprietary technology.

Business of GRI

Overview

GRI is a Utah corporation formed in 2005 for the purpose of commercializing a process for the clean extraction of bitumen, and, if successful, mining, extracting and selling recoverable bitumen from tar sand deposits located in Utah.

In May of 2005, GRI secured a hydrocarbon extraction process that separates oil and other hydrocarbons from sand, shale, dirt and other substances, without leaving behind toxins or other contaminants. GRI acquired this process from Bleeding Rock, LLC (“Bleeding Rock”), a Utah limited liability company. The geographic area covered by the Operating Agreement between GRI and Bleeding Rock is limited to the area known as the Sunnyside Tar Sand Deposit in central Utah, approximately 20 miles southeast of Price, Utah.  Under the agreement, as amended, GRI is responsible for the design, engineering, construction and operation of a facility for the extraction of hydrocarbons from tar sand, oil sand and oil shale located on the mineral leases held by GRI. The activities of the parties pursuant to the Operating Agreement are to be coordinated by an operating committee to be comprised of two persons from each of Bleeding Rock and GRI. The operating committee reviews and approves the engineering and construction designs and plans, schedules and expenditures, and the development of the extraction system.

In addition to the rights to develop the process technology, GRI also acquired by assignment from Bleeding Rock certain hydrocarbon and mineral leases. The leases cover approximately 1760 acres within the Sunnyside Tar Sand deposit. The site is accessible by county road and is serviced at the plant and mine site by an existing power grid. It is approximately 7 miles from an existing power plant and rail head. GRI has obtained a third-party report describing the quantity and quality of the bitumen resource and is in the process of revising the report to comply with applicable U.S. Securities and Exchange Commission (“SEC”) regulations. The leases extend to December 31, 2013, or so long thereafter if production consists of at least 500 barrels per day.

Project Development

GRI has established an extensive resource position, a working knowledge of the process technology and an initial list of environmental and other permits required to build a commercial plant (the “Commercial Facility”).  Additional work to be completed as part of the project development phase includes:

5

1.

Initial mine planning and engineering for the Sunnyside properties.

2.

Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.

3.

Determination of technical and economic parameters for the commercial scale use of the process, including engineering.

4.

Preparation of environmental impact statements and receipt of federal and state regulatory agency approval for the Commercial Facility.

5.

Completion of environmental and permitting work for the Commercial Facility.

We believe that with the net proceeds available at the closing of the GRI acquisition, we will be in a position to initiate items 1 through 5 above.  Additional financing of approximately $35 million will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

Technology

GRI performed lab and pilot plant tests on tar sands from the Utah Green River Formation to prove the viability of the technology and to understand several key elements in the process.  GRI hired an independent engineering firm to witness the pilot plant tests and to manage the lab work and review the results. The results of these tests are summarized as follows:

•

The bitumen was completely separated from the sand, leaving the sand “oil” free.

•

No sand particles or other contaminates were found in the separated Bitumen.

•

The Sand product contained no solvent residue. Because the sand produced is free of solvents it presents no environmental liability and can be returned to the mine site or sold.

•

Solvent losses to the bitumen product were also insignificant. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs are minimal.

•

The compositional characteristics of the Bitumen were not altered by the process; therefore, the Bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.

•

The composition and properties of the solvent recovered by the process were not altered by the process; therefore, the solvent can be recycled through the process without further conditioning or processing.

Based on the results of those tests, the engineering firm evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 3,000 barrels per day, with follow on scale up facilities of up to 25,000 to 50,000 barrels per day.  GRI is in the process of finalizing the engineering and design of the proposed plant, but requires additional financing for completion.

Separated Bitumen & Chemical
Heating/Recovery Unit
Bitumen
Recovered Chemical
Tar Sand Ore
Chemical/tar sand Slurry
Chemical Storage
Recovered Chemical
Separated Sand & Chemical
Heating/Recovery Unit
Clean Sand

The GRI process starts with the mixing of tar sand ore with a proprietary solvent. The solvent immediately separates the hydrocarbons contained in the ore from the inorganic insoluble material such as sand, rock and clay.

The liquid hydrocarbon/solvent mix is then separated from the clean sand by gravity. The sand is heated to evaporate the solvent and the resulting solvent vapors are condensed and reused. The clean sand can be returned to the mine site as reclamation material or sold for industrial purposes.

The liquid hydrocarbon/solvent mix is subject to a simple, refluxed, low pressure, medium temperature distillation process to separate the solvent from the recovered hydrocarbon. The solvent distilled from the recovered hydrocarbon is condensed and reused. The extracted bitumen is transported to a refinery.

As a result, tailing ponds and other environmental hazards are eliminated from the process, with the attendant reduction in costs and effects on the environment.

Resource Base and Mine Plan

Of the 24 states in the United States that contain tar sand deposits, approximately 90% of the USGS mapped mineable resource is located in Utah, where in excess of 25 billion barrels of oil are in place.  There are eleven tar sands deposit areas located in Utah.  The seven major areas are Sunnyside, P. R. Spring, Asphalt Ridge, White Rocks, Tar Sand Triangle, Circle Cliffs, and Hill Creek. Three of these seven areas, Tar Sand Triangle, Circle Cliffs, and Hill Creek have substantial constraints to resource development including environmental drawbacks related to their location on Indian Reservations and/or National Parks, significant overburden, lack of rich ore, and high sulfur content. The prime tar sand properties include Sunnyside, P. R. Spring, Asphalt Ridge and White Rocks.

GRI has obtained leases in the Sunnyside area, on private property (not public lands).  GRI currently holds an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreement in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which GRI has the right to extract bitumen from the land.  The leases are for a primary term ending December 31, 2013, and are extended thereafter for so long as an average of 500 barrels of oil are produced per day, subject to certain acceptable interruptions.

GRI has reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable bitumen on the Leases.  GRI is in the process of updating those reports and obtaining a current estimate of reserves on the Leases.

GRI also has access to and has reviewed detailed mining and operational plans prepared for Amoco with respect to the Leases prepared in the mid 1990s.  The Company intends to utilize this previous work in finalizing a mine plan and operations over the next six months.

Overall Market for Oil and Petroleum Products.

According to the U.S. Energy Information Administration (“EIA”), estimates of world crude oil and liquid fuels consumption grew to 86.7 million bbl/d in 2010, surpassing the previous record of 86.3 million bbl/d set in 2007.  EIA expects that world liquid fuels consumption will grow by 1.4 million bbl/d in 2011, followed by 1.6 million bbl/d growth in 2012, resulting in total world consumption of 89.7 million bbl/d in 2012.  Countries outside the Organization for Economic Cooperation and Development (OECD) will make up almost all of the growth in consumption over the next two years, with the largest increases coming from China, Brazil, and the Middle East.  EIA expects that, among the OECD nations, only the United States and Canada will show growth in oil consumption over the next two years, offsetting declines in Europe and Japan.

In addition to the substantial overall increase in demand, fears of a supply disruption are keeping crude prices high in a well-supplied market.  Speculators worry that even a small terrorist-caused disruption to oil supplies could cause major repercussions that wreak havoc with the supply chain.

The result of the overall increase in demand, and terrorist fears, is that analysts believe the price for crude oil will stabilize above the $100 per barrel mark for the next several years and will gradually increase after that, with fluctuations upward based on supply disruption.

Projected Markets for the Company’s Oil.

The primary product produced by the Company will be bitumen.  We have had the separated bitumen analyzed and submitted to various refineries.  We currently have received an indication of interest from a Utah refinery which has benchmarked the price of the bitumen supplied by GRI to Plains Marketing LP's posted price for Wyoming Asphaltic crude.  Historically, Wyoming Asphaltic crude has traded at a discount of between 20 to 25% of the price for West Texas Intermediate crude, which is the world benchmark price.

We also believe that the liquid paving asphalt industry will be a market for our products and is a 30 million ton per year market. The industry is segmented into commodity asphalt, performance-grade asphalt and asphalt emulsions and maintenance products. The commodity asphalt segment is by far the largest, comprised of private construction projects (parking lots, driveways, etc.) and much of the minor city and county road projects.  The liquid asphalt used by this segment generally has few quality or performance specifications and is served by refined sand asphalt wholesalers.  The performance-grade asphalt segment is comprised of interstate highways and larger state highways and city/county roads.  The liquid asphalt used in this segment must meet very stringent performance standards and requires the blending of asphalt with other asphalts, additives and modifiers to meet the product specification.  The asphalt emulsions/maintenance segment is also growing as states and other agencies implement pavement maintenance programs to rehabilitate and extend the life of existing roads.  With little or no upgrading, the separated bitumen from tar sands can be sold into these markets.  Market prices for asphalt during the summer months are expected to yield a higher overall price for our products.  We intend to target these markets during summer months when asphalt prices are highest and demand greatest.

Government Regulation

We are in the process of reviewing the regulatory approvals required in connection with our project.  We are committed to environmental responsibility.  We support the principle of sustainable development through adaptive management and we are working with stakeholders in the community, government and industry to protect and sustain air, land and aquatic resources in the region.

The key environmental issues to be managed in the development of our project encompass surface disturbance on the terrestrial ecosystem, effects on traditional land use and historical resources, and effects on wildlife populations and resources.  Because the commercial facility to be constructed will be a closed loop system, the only emissions anticipated will be from power generation. Otherwise, clean sand and bitumen will be produced.

We are committed to operating our project to achieve compliance with applicable statutes, regulations, codes, regulatory approvals and, to the extent practicable, government guidelines.  Where the applicable laws are not clear or do not address all environmental concerns, management will apply appropriate internal standards and guidelines to address such concerns.  In addition to complying with statutes, regulations, codes and regulatory approvals and exercising due diligence, we will strive to continuously improve the overall environmental performance of the operation and products.

The following is an estimate of the permits and licences required:

1.

Carbon County Business Licence;

2.

Approval from County Planning/Zoning;

3.

A Large Mine Plan permit (greater than 5 acres);

4.

Road encroachment permit for truck traffic entering and exiting highway;

5.

Air-Quality Permit;

6.

UPDES Discharge Permit/Storm water Discharge Permit;

7.

Other studies/clearances required for permits:

a.

Archaeological/Cultural clearance;

b.

Threatened & Endangered Species Check/clearance;

c.

Soil/Vegetation/Hydrologic Studies.

The Large Mine Plan will require a number of studies and/or clearances, as indicated in Items 4 through 7.  The large mine plan will require engineering and operation plans and posting of a reclamation bond.

Competition

We believe the GRI process is efficient, cost effective, “green,” and simple when compared to other technologies currently known or used for the separation of tar sands.  By comparison, the processes utilized in Canada for the extraction of bitumen from tar sand consume significant amounts of water and have a significant environmental impact.

Approximately 3/4 of a barrel of tailings is produced for every barrel of Bitumen produced by current technology.  Consequently, there are thousands of acres of tailing ponds located at Canadian tar sands operations produced as a direct result of the tar sand extraction process. This is one reason why tar sands are being questioned as a source of energy for the United States.  GRI’s process does not use water, and recaptures virtually all of the solvent used, resulting in only clean sand as a byproduct (which can be used for reclamation or sold commercially).

Employees

As of the closing of the acquisition of GRI, we had two employees, namely our CEO, William C. Gibbs and our COO, Robin Gereluk. We intend to hire a CFO as soon as practicable following closing of our acquisition of GRC.  We also intend to engage consultants and independent contractors as and when required while our business grows to justify additional employees.

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

ITEM 2.  PROPERTIES

Through GRI we hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1120 acres; and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreement in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which GRI has the right to extract bitumen from the land.  The Leases are for a primary term ending December 31, 2013, and are extended thereafter for so long as an average of 500 barrels of oil are produced per day, subject to certain acceptable interruptions.

The Leases provide for the payment to the lessor of a royalty in an amount equal to 10% of the market value of the minerals sold by GRI less operating costs, transportation costs, processing costs, value added costs and extraction taxes incurred by us prior to the sale of the oil produced.  The Leases provide for the annual payment of rentals in lieu of royalties until production begins, with such rentals credited against royalties once production begins.  Aggregate rentals are approximately $233,000 per year. In addition, each of the leases provides for a development commitment of a minimum of $150,000 per year until production reaches 500 barrels of oil per day.

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

	Quarter	High	Low
For the Fiscal Year Ended March 31, 2011	First	$0.10	$0.10
	Second	$0.10	$0.10
	Third	$0.10	$0.10
	Fourth	$0.10	$0.10

For the Fiscal Year Ended March 31, 2010	First	$0.10	$0.10
	Second	$0.10	$0.10
	Third	$0.10	$0.10
	Fourth	$0.10	$0.10

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in our common stock must first deliver a risk disclosure document which describes risks associated with penny stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make a suitability determination approving the customer for the purchase of such stock, based on their financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions to the customer in writing, as well as provide monthly account statements and obtain specific written consent of each customer.  With these restrictions and the associated paper work involved, it is likely that there will be a decrease in the willingness of broker-dealers to make a market for our common stock. This could also lead to a decrease in the ability of someone to purchase or sell our common stock and increase the cost of such transactions.

Our Company has been a shell company since our reorganization in May 2005 through the closing of the transaction with GRC on June 3, 2011, and as a result, we are subject to the provisions of Rule 144(i) which limit reliance on this rule by shareholders owning stock in a shell company. Under current interpretations, unregistered shares issued after we became a shell company cannot be resold under Rule 144 for a period of one year from the date of the filing of this annual report on Form 10-K and provided that we remain subject to the Exchange Act reporting obligations and we file all required Exchange Act reports during the next 12 months.

Unregistered Sales of Securities

On June 3, 2011, in conjunction with the closing of our agreement with GRC, we issued 10% Convertible Promissory Notes (the “Notes”) in the principal amount of $770,000, and warrants (the “Warrants”) to purchase 3,088,809 common shares.  These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the purchasers of the Notes and Warrants was an accredited investor as defined in Regulation D.  Each purchaser delivered appropriate investment representations with respect to the issuance of the Notes and Warrants and consented to the imposition of restrictive legends upon the Notes and the warrant certificates.  Each investor represented that he, she, or it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Representatives of each investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the transaction.

On June 3, 2011, we issued 23,544,201 shares of our common stock to the shareholders of GRC in exchange for all of the outstanding shares of GRC.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the shareholders of GRC was an accredited investor as defined in Regulation D.  Each purchaser delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that he, she, or it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Representatives of each investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

Outstanding Options, Warrants and Convertible Securities

As of June 7, 2011, we had outstanding warrants to purchase 3,088,809 common shares at $0.249287 per share and outstanding 10% Convertible Promissory Notes in the principal amount of $770,000 convertible into 3,088,809 common shares.  We also had outstanding options to purchase up to 6,175,000 shares of our common stock at $0.20 per share at any time prior to March 31, 2018, and outstanding warrants to purchase up to 488,480 shares of our common stock based on the price of our next offering exercisable at any time prior to March 31, 2013.  We also had outstanding special warrants issued by GRC to acquire, for no additional consideration up to 10,495,552 shares of our common stock.  Finally, we had outstanding a promissory note issued by GRC and held by Bleeding Rock LLC convertible into 1,071,407 shares of our common stock.

We have not agreed to register any of our outstanding shares of common stock and have not proposed to publicly offer any of our securities.

Holders, Dividends and Other Information

We have 10,000,000 shares of $0.001 par value preferred stock that may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors. No shares of preferred stock have been issued.

We have 200,000,000 shares of $0.001 par value common stock authorized, of which 44,104,325 shares are issued and outstanding to 291 stockholders of record on June 7, 2011. Stockholders of record are determined from the records of our transfer agent and do not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

We have not declared or paid any cash dividends since inception and we do not anticipate or contemplate paying any dividends in the foreseeable future.

Incentive Plan

In May 2011, the Board adopted the 2011 Long-Term Incentive Plan (the “Plan”).  The Plan has not been adopted by the shareholders. The purpose of the Plan is to provide eligible persons, including our officers and directors, an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 7,000,000 shares of our common stock authorized for nonstatutory and incentive stock options, stock appreciation rights, performance shares, restrictive stock awards, dividend equivalents, and other stock-based awards under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.  The Plan is administered initially by the Board of Directors.

Description of Our Securities

Common Stock

We are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value.   The holders of common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.  In the event of liquidation, holders of common stock are entitled to share ratably in the distribution of assets remaining after payment of liabilities, if any.  Holders of common stock have no cumulative voting rights and the holders of a majority of the outstanding shares have the ability to elect all of the directors.  Holders of common stock have no preemptive or other rights to subscribe for shares.  Holders of common stock are entitled to such dividends as may be declared by the board of directors out of funds legally available for dividends.  The outstanding common stock is, validly issued, fully paid and non-assessable.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value.  No shares of preferred stock are issued or outstanding and the Board of Directors has the right to create a series or class of preferred stock and to designate the rights and preferences associated with the series or class.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report, as well as the financial statements of Green River Resources Corp. also included with this report.

Overview

During the year ended March 31, 2011, we continued the search for an operating company or new business venture to acquire.  In April 2011 we completed a non-public offering of 13,540,000 restricted shares of our common stock for gross proceeds of $13,540, and a non-public offering of 3,510,126 restricted shares of our common stock for gross proceeds of $100,004 to be held in escrow pending closing with a target company in a reverse acquisition transaction.

In May 2011 we initiated a non-public offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000.

On May 5, 2011, we entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with Green River Resources, Inc., a Utah corporation (“GRI”), its parent, Green River Resources Corp., an Alberta, Canada corporation (“GRC”), and the shareholders of GRC (“Sellers”), pursuant to which we agreed to issue 23,544,201 shares of our common stock to the Sellers in exchange for all of the outstanding equity securities of GRC.  We also agreed to issue up to 10,984,392 shares of our common stock upon exercise of warrants assumed at closing and 1,071,407 common shares upon conversion of a promissory note of GRC.  Closing of the agreement was held on June 3, 2011.

GRI is an exploration stage company which is a wholly owned subsidiary of GRC, which is a wholly owned subsidiary of our company and is engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using GRI’s proprietary technology.  With the acquisition of GRC, we are no longer a shell company.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 1 in our Financial Statements for the year ended March 31, 2011, for a discussion of those policies.

Going Concern - This discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

The Company’s financial statements have been prepared using GAAP applicable to a going concern, which contemplates the realization of assets and the settling of liabilities in the normal course of business. Since inception of the development stage, May 26, 2005, the Company has not generated any revenue and its financial position is not sufficient to fund its planned business objective for an extended period of time. The Company is dependent on the sale of equity or debt securities in the next twelve months in order to obtain the requisite capital to continue to pursue its business objectives. If the Company is not able to obtain additional capital through the sale of equity or debt securities, it will not be able to commence production.

Mineral Leases – Due to the uncertainty regarding the recoverability of costs to acquire and maintain mineral leases, to date all costs to acquire and maintain mineral leases have been expensed as incurred.

Stock-Based Compensation – The Company uses the Black-Scholes pricing model to determine the fair value of stock options granted. For employee stock options the Company records the grant-date fair value as expense over the period over which it was earned, typically the vesting period.  For consultants the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period.

Green River Resources Corp.

Overview

GRC is a development stage company with limited operations through its wholly owned subsidiary, GRI.  Since inception, GRI has been engaged in the business of acquiring and developing tar sand assets and technologies used to separate the oil contained in tar sands. GRI anticipates that its primary operations will include the mining of tar sands, the separation of oil products therefrom and the sale of oil and oil by-products.

Results of Operations for the Years Ended March 31, 2011 and 2010

GRC did not have any revenues for the years ended March 31, 2011 or 2010.  For the year ended March 31, 2011, GRC’s net loss was $1,225,451 compared to $1,056,511 in 2010.  The increase in GRC’s net loss was due to increased expenses, primarily outside professional services for advisors, legal, and accounting and stock-based compensation expense for stock options issued to outside directors.  Expenses during the year ended March 31, 2011, consisted of $850,295 in general and administrative expense and $213,044 for expenses related to GRI’s mineral leases. Expenses during the same period in 2010 consisted of $829,538 in general and administrative expenses and $213,044 in mineral lease expense.

Liquidity and Capital Resources

As of March 31, 2011, GRC had $54,224 in cash and negative working capital of $2,874,244.  As of March 31, 2011, GRC had total liabilities of $3,153,827.

As of March 31, 2011, GRC’s total assets were $225,906 consisting of cash and prepaid and other assets. GRC received $100,000 from the issuance of a convertible note on March 15, 2011.

GRI has established a resource position, a working knowledge of the process technology and an initial list of environmental and other permits required to build a commercial plant.  Additional work to be completed as part of the project development phase includes:

1.

Initial mine planning and engineering for the Sunnyside properties.

2.

Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.

3.

Determination of technical and economic parameters for the commercial scale use of the process, including engineering.

4.

Preparation of environmental impact statements and receipt of federal and state regulatory agency approval for the Commercial Facility.

5.

Completion of environmental and permitting work for the Commercial Facility.

GRC believes that with the initial proceeds of approximately $770,000 available at the closing of the GRC acquisition, together with the balance of the proceeds from this offering, we will be in a position to initiate items 1 through 5 above.  Additional financing of approximately $35,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

Management anticipates that we will be dependent, for the near future, on additional capital to fund GRI’s operating expenses and anticipated growth. The report of GRC’s independent registered public accounting firm for the year ended March 31, 2011, expresses substantial doubt about GRC’s ability to continue as a going concern.  GRC’s operating losses have been funded through the issuance of equity securities and borrowings.  We will need additional funding in the future in order to continue our new business operations through GRC and GRI.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Millstream Ventures, Inc.

Results of Operations – Years ended March 31, 2011 and 2010

During the fiscal year ended March 31, 2011, we sustained a net loss of $35,365 compared to $18,702 for the fiscal year ended March 31, 2010. The largest component of our net loss for both years was legal and accounting fees in the amounts of $23,496 and $12,190, respectively, and which represented 66% and 65% of our total net loss, respectively. Legal and accounting fees increased during the year ended March 31, 2011, by $11,306; and, we believe that such fees will continue to significantly increase as the Company implements its new business plan with GRI.

Interest expense of $5,668 during the year ended March 31, 2011, represented an increase from that of the previous year, $3,940. The promissory notes for which this interest expense was generated were repaid during first quarter of the fiscal year ending March 31, 2012.  However during the first quarter of the fiscal year ended March 31, 2012 we also issued an aggregate of $770,000 in convertible promissory notes bearing interest at 10% per annum.  Because of these new obligations, we anticipate that interest expense will increase during the current fiscal year.

We are unable to predict the amount of the anticipated increase in expenses during the current fiscal year associated with our new business venture.

Liquidity and Capital Resources – March 31, 2011 and 2010

Our liquidity has been dependent on our ability to obtain capital from our stockholders and others, until such time as we are able to reorganize with a target company. We have received cash from Lorikeet, Inc., an entity controlled by our CEO at the time, during our last fiscal year in order to meet our financial obligations.

As of March 31, 2011 we had $419 in total assets comprised of cash and we had liabilities of $77,734 comprised of accounts payable and unsecured notes payable to related parties and the accrued interest associated therewith.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required in response to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 5, 2011, we dismissed Child, Van Wagoner & Bradshaw, PLLC as our independent registered public accounting firm.  The reports of Child, Van Wagoner & Bradshaw, PLLC on our financial statements for the fiscal years ended March 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report of Child, Van Wagoner & Bradshaw, PLLC dated May 28, 2010, on our financial statements for the years ended March 31, 2010 and 2009 contained a “going concern” explanatory paragraph.   Our Audit Committee and our Board of Directors approved the dismissal on April 4, 2011.  In connection with our audits for the two most recent fiscal years ended March 31, 2010 and 2009, and for the period up to the date of dismissal, we had no disagreements with Child, Van Wagoner & Bradshaw, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Child, Van Wagoner & Bradshaw, PLLC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on our financial statements for such years.  Child, Van Wagoner & Bradshaw, PLLC furnished us with a copy of a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements.  A copy of the letter is included as an exhibit to this report.

We engaged Tanner LLC as our new independent registered public accounting firm effective April 5, 2011.  During our two most recent fiscal years ended March 31, 2011, and through the date of the report disclosing the appointment, neither we, nor anyone on our behalf, consulted with Tanner LLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and principal financial officer (“CFO”) as of the year ended March 31, 2011, Steven L. White, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. White concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management, which prior to the reverse merger with GRC consisted solely of Steven L. White our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management, including our sole executive and accounting officer at the time, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, accounting policies, and our overall control environment. Based on this evaluation, management determined that our internal control over financial reporting is effective, in light of our limited business activities and financial resources, to prevent or detect misappropriations and that a material misstatement of the Company’s annual or interim financial statements will be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No transactions occurred during the quarter ended March 31, 2011, which are reportable pursuant to this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth each current executive officer and each current director, his age, positions held with our company, and the date he first commenced service as a director of the Company. Each director serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified.  No family relationship exists between any of our directors and executive officers.  We have no significant employees who are not otherwise officers or directors of our company.

Name	Age	Position(s)	Director Since	Employment Background
William C. Gibbs	53	CEO, President & Chairman	2011

Mr. Gibbs was appointed as Chairman of our Board of Directors and as President and CEO on June 3, 2011.  Since 2005, Mr. Gibbs has been Chairman and President of Green River Resources, Inc., our wholly owned subsidiary engaged in the development of technology to be used in mining and extracting oil from tar sands.  Since August 2010, he has also acted as a consultant to LIFE Power & Fuels LLC.  Since March 3, 2011, he has also served as a director of Colombia Clean Power & Fuels, Inc., a reporting company engaged in coal mining operations.  Mr. Gibbs received his law degree in 1983 from the University of Utah and Magdalene College (Oxford) and his LLM in Securities Regulation in 1985 from Georgetown University.

Robin Gereluk	52	COO	--

Mr. Gereluk was appointed as our Chief Operating Officer on June 3, 2011, and has served as COO and Vice-President of our subsidiary, Green River Resources, Inc., since April 2008.  Since 1993 he has served as President of R. L. Gereluk Holding LTD, a company engaged in the provision of engineering and management services. Under contract to Bower Damberger Rolseth Engineering (AMEC BCR), he has worked as an engineer in the petroleum industry in Canada, the United States, the Caribbean, Latin America, Europe and Asia. Over the last 21 years he has been managing a team of professionals to provide engineering design, procurement, construction management and ongoing operational support on a wide range of oil and gas projects around the world. Mr. Gereluk graduated from Northern Alberta Institute of Technology in 1981 with a Diploma in Chemistry and from the University of Wyoming in 1987 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Gereluk holds licenses as a Professional Engineer in Alberta and British Columbia, Canada.

Mark F. Lindsey	55	Director	2011

Mr. Lindsey was appointed as a director on June 3, 2011, and has served as a director of our subsidiary, Green River Resources, Inc., since November 2007.  Since 2005 he has been the owner of Nibley and Company Limited, a manufacturer’s representative of large specialty equipment for mining and plant operations.  Mr. Lindsey graduated from the University of Utah in 1980 with a Bachelors Degree in Political Science/International Relations and from the Colorado School of Mines in 1990 with a Masters Degree in Mineral and Energy.

Daniel F. Carlson	43	Director	2011

Mr. Carlson has served as a director since April 4, 2011.  Since May 2010, he has also served as a director of Colombia Clean Power & Fuels, Inc., a reporting company engaged in coal mining operations. Mr. Carlson has also served as the Chief Financial Officer for LIFE Power & Fuels LLC, a development stage company proposing to develop clean energy products worldwide, since 2009.  Mr. Carlson served as a Managing Director of European American Equities, Inc., a registered broker-dealer, from January 2009 until June, 2010.  Prior to joining European American Equities, Inc., Mr. Carlson was employed by Primary Capital from October 2006 until December 2008, as Head of Institutional Sales, where he focused on reverse merger and PIPE transactions in the United States for Chinese companies.  Mr. Carlson currently serves on the board of directors of China Precision Steel, Inc., a NASDAQ-listed Chinese steel processor.  Previously, Mr. Carlson was a Managing Director at BayStar Capital, a leading hedge fund in the PIPE space, where he was Head of Trading from 2004 through 2006; he was head of trading at both Husic Capital and Coyote Capital between 2002 and 2004; he was the Head of Trading/Analyst at Azure Capital Partners, a Venture Capital/Crossover fund investing in the technology industry from 2000 through 2002; and, from 1995 until 2000, he was a Senior Trader for RCM Capital Management, a 50+ billion dollar asset management firm, where he specialized in trading small cap securities.  Mr. Carlson holds a Bachelor of Arts degree in Economics from Tufts University achieved in 1989.

Edward P. Mooney	51	Director	2011

Edward Mooney has served as a director since April 4, 2011.  Since May 2010, he has also served as CEO and a director of Colombia Clean Power & Fuels, Inc., a reporting company engaged in coal mining operations. Since June 2008, Mr. Mooney has been the managing member of Summa Resource Holdings LLC, an investment firm in the national resources and alternative energy fields.  Since January 2009 he has been a director of Clean Coal Ltd., a firm engaged in the global underground coal gasification industry, and since January 2009 he has served as President of its U.S. subsidiary, Clean Coal Inc.  From 2006 until June 2008, Mr. Mooney was self-employed as a corporate development and corporate finance consultant.  Mr. Mooney is the sole managing member of LIFE Power & Fuels LLC, a development stage company proposing to develop clean energy products worldwide.   Prior to 2005, Mr. Mooney served in various capacities over a twenty-year period with numerous investment advisory and business development firms, and has served as an officer and director of publicly-held and private corporations in the telecommunications, technology, and education industries. Mr. Mooney also was a co-founder in 2007 and since 2008 has served as Chairman of the Global University for Lifelong Learning, a not-for-profit organization focused on educational initiatives for developing nations.  Mr. Mooney received a Masters Degree in Education in 1990 from California State University, Long Beach and a Bachelors Degree in Geography in 1982 from San Francisco State University.

The following individuals have been appointed as directors of the Company to take office effective 10 days following notification to our shareholders under Rule 14f-1 of the Exchange Act:

Name	Age	Positions	Employment Background
Gayle McKeachnie	68	Director

Mr. McKeachnie was nominated to serve as a director on June 3, 2011, and has served as a director of our subsidiary, Green River Resources, Inc., since February 2011.  He has been self-employed as an attorney from 1970 until 2003 and since 2008.  From 2003 until 2008 he served as Lieutenant Governor for the State of Utah.  Mr. McKeachnie graduated from the University of Southern Utah in 1967 with a Bachelor of Arts Degree in Political Science and from the University of Utah Law School in 1970.

Barry Larson	58	Director

 Mr. Larson was nominated to serve as a director on June 3, 2011, and has served as a director of our subsidiary, Green River Resources, Inc., since August 2009.  Mr. Larson has over 30 years of oil and gas industry experience, 15 of which have been in foreign operations. Mr. Larson is the Vice President Operations and Chief Operating Officer of Parex Resources Inc. He held the same position with Petro Resources Inc. from 2005 - 2009.  Mr. Larson was a resident of Argentina from 1994 – 1997 where he received extensive operating experience both as Manager Drilling for Chauvco Resources from 1994 – 1996 and Manager of Operations for Chauvco Argentina from 1996 to 1997 and then Vice President of Operations for Chauvco Resources International from January 1998 to June 1998. Mr. Larson was a co-founder and Vice President of Aventura Energy Inc. from August 1999 to May 2004, a company that operated in Argentina as well as Trinidad & Tobago. In January 2003, Mr. Larson was named Vice President Operations and Country Manager of Vermilion Oil and Gas (Trinidad) Ltd., a position he held until May 2004. During this time Mr. Larson was resident in Trinidad and Tobago, where Vermilion Oil and Gas (Trinidad), the local operating subsidiary of Aventura Energy Inc. developed the Carapal Ridge gas discovery (approx. 1.0 TCF), obtaining a gas contract, tying in the field and constructing gas processing facilities.  Mr. Larson holds a diploma in Hydrocarbon Engineering Technology from the Northern Alberta Institute of Technology.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

We are not aware of any legal proceedings in which any director, officer or affiliate of our company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

Code of Ethics

On June 8, 2011, the Board of Directors adopted a Code of Ethics.  The purpose of the Code of Ethics is to set the expectations of the highest standards of ethical conduct and fair dealings.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics is attached as an exhibit to this annual report.

Corporate Governance

We do not have a nominating committee or committee performing similar functions and we do not have a policy for the qualification, identification, evaluation or consideration of director candidates. Directors are selected solely by our current board of directors. We have not received any nominees recommended by our stockholders for positions on our board of directors; nevertheless, Messrs. McKeachnie and Larson were nominated by the principals of GRC which we acquired in June 2011. During the year ended March 31, 2011, there were no material changes to the procedures by which security holders could recommend nominees to our board of directors

Audit Committee

Subsequent to the reverse merger transaction and resignation of Denny Nestripke from the board of directors, we have not established an audit committee.  The Board of Directors has determined that Daniel F. Carlson, a director, is an audit committee financial expert. Because of the recent change in control and commencement of principal operations, we have not yet had an opportunity to create a new audit committee.

Indemnification

Our articles of incorporation provide that, to the fullest extent that limitations on the liability of directors and officers are permitted by the Nevada Revised Statutes, no director or officer of the Company shall have any liability to the Company or its stockholders for monetary damages.  The Nevada Revised Statutes provide that a corporation’s charter may include a provision which restricts or limits the liability of its directors or officers to the corporation or its stockholders for money damages except:  (1) to the extent that it is provided that the person actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property or services actually received, or (2) to the extent that a judgment or other final adjudication adverse to the person is entered in a proceeding based on a finding in the proceeding that the person’s action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

Our bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices with our company.  However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which he would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his office.  To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that he shall be indemnified against reasonable expenses incurred in connection therewith.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

During the year ended March 31, 2011, Steven L. White served as our sole officer.  Mr. White did not receive compensation from us during the years ended March 31, 2011 or 2010, which would be reportable pursuant to this item.  We do not have an employment agreement with Mr. White and the board of directors has not adopted any compensation policy for Mr. White.

Equity Awards

No executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at March 31, 2011.

Director Compensation

At March 31, 2011, we had two directors, namely Steven L. White, who has served as our chief executive officer, and Denny W. Nestripke.  The following table sets forth certain information concerning the compensation of Mr. Nestripke for the last fiscal year ended March 31, 2011:

Director Compensation

Name	Fees Earned or Paid in Cash	Total
Denny W. Nestripke	$3,600	$3,600

The board of directors has the authority to fix the fees paid to directors; however, the board of directors has not adopted a compensation policy for directors.  Nevertheless, during the year ended March 31, 2011, the board of directors agreed to pay a monthly fee of $300 to Mr. Nestripke as the chairman of the audit committee.  Mr. Nestripke served as the audit committee chairman from February 1, 2010, through June 3, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others concerning the ownership of our common stock as of June 7, 2011, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
William C. Gibbs 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	25,746,407(3)	52.4%

Robin Gereluk 108 Point Drive NW Calgary, Alberta T3B 5B3 Canada	1,750,000(4)	3.8%

Mark F. Lindsey 60 South 600 East Suite 150 Salt Lake City, UT 84102	150,000(5)	*

Daniel F. Carlson 181 Third St., Suite 150 San Rafael, CA 94901	0	0

Edward P. Mooney 181 Third St., Suite 150 San Rafael, CA 94901	14,040,000(6)	31.8%

Executive Officers and Directors as a Group (5 Persons)	41,686,407	81.7%

Steven L. White 664 South Alvey Dr. Mapleton, UT 84664	2,391,797	5.4%

LIFE Power & Fuels LLC 181 Third St., Suite 150 San Rafael, CA 94901	14,040,000(7)	31.8%

Bleeding Rock LLC 2610 Hillsden Dr. Holladay, UT 84117	21,671,407(8)	48.0%

Seaside 88 LP 2700 N. Ocean Dr. Suite 19 Singer Island, FL 33404	6,894,662(9)	13.8%

* Less than 1%

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

(2)  Applicable percentages are based on 44,104,325 shares of our common stock outstanding on June 7, 2011.

(3) Includes 3,950,000 shares issuable upon exercise of outstanding options.  Also includes 20,600,000 shares owned by Bleeding Rock LLC, an entity controlled by Mr. Gibbs.  Also includes 1,071,407 shares issuable upon conversion of an outstanding promissory note held by Bleeding Rock LLC.  Mr. Gibbs and this entity have shared power to vote and direct the disposition of, and therefore jointly beneficially own, these shares.  Mr. Gibbs disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4) Represents 1,750,000 shares issuable upon exercise of options.

(5) Represents 150,000 shares issuable upon exercise of options.

(6) Represents 14,040,000 shares owned by LIFE Power & Fuels LLC.

(7) Edward P. Mooney and this entity have shared power to vote and direct the disposition of, and therefore jointly beneficially own, these shares.  Mr. Mooney disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.  These shares are included with the shares beneficially owned by Mr. Mooney above.

(8) Includes 1,071,407 shares issuable upon conversion of an outstanding promissory note held by this party. These shares are included with the shares beneficially owned by William C. Gibbs above.

(9) Includes 3,008,581 shares issuable upon conversion of warrants and 3,008,581 shares issuable upon conversion of a 10% Convertible Promissory Note.

We are not aware of any arrangements including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change in control of our company

As of March 31, 2011, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Hidden Peak Partners LLC is owned 42.5% by William C. Gibbs, our CEO, Chairman, and a principal stockholder, 42.5% by Brigham Gibbs, the brother of William C. Gibbs, and 15% by William G. Gibbs, the father of William C. Gibbs.  Hidden Peak owns 50% of Bleeding Rock LLC, which owned 20,600,000 shares of GRC, and a note convertible into 1,071,407 shares, and principal stockholder of our company.  Consequently, William C. Gibbs had an indirect ownership interest in the shares owned by GRC.  Pursuant to the Operating Agreement, Bleeding Rock has agreed to provide the technology to GRC for its tar sands project.

William C. Gibbs has an employment agreement dated August 1, 2007, with GRC.  The term of the agreement is through December 31, 2013, and may be extended for successive terms.   Annual base salary payable under the agreement is $400,000, which will increase to $450,000 upon receipt of all necessary permits for the tar sands project.  The base salary will accrue until GRC receives funding of $1,000,000.  In addition, Mr. Gibbs has the right under the agreement to convert any unpaid salary into common stock of GRC following a funding event of $1,000,000 or more, at the pricing of the funding, if the outstanding balance is not paid within six months of closing.  Mr. Gibbs also has an option exercisable through December 31, 2015, to purchase 1,250,000 shares of GRC at CDN$0.35 per share.   The agreement also provides for health insurance, personal life insurance in an amount of $3,000,000, and a 401(k) plan with a 50% employer match on up to 6% of the employees contributions. By an amendment dated August 12, 2009, the Agreement term was extended to December 31, 2015 and Mr. Gibbs was provided a car allowance of $900 per month. The Agreement has change in control provisions, which Mr. Gibbs has agreed to waive upon the assumption of GRC’s obligations thereunder by the Company.

On June 3, 2011, we granted 3,950,000 options to William C. Gibbs.  The options are exercisable at $0.20 per share at any time through March 31, 2018.

Robin Gereluk, our Chief Operating Officer, has an employment agreement dated March 31, 2011, with GRI, the wholly owned subsidiary of GRC.  The term of the agreement is for three years and may be extended for successive terms.  It may also be terminated if we fail to complete a financing of $10,000,000 or more by March 31, 2012.  Prior to completion of the financing, we have agreed to compensate him at his hourly rate and after completing the financing we have agreed to pay him a base salary of $300,000.  If the agreement is terminated by Mr. Gereluk for good reason, we have agreed to pay him one year’s base salary.  Also, on June 3, 2011, we granted 1,750,000 options to Robin Gereluk.  The options are exercisable at $0.20 per share at any time through March 31, 2018.

On June 3, 2011, we granted 150,000 options to Mark Lindsey, one of our directors.  The options are exercisable at $0.20 per share at any time through March 31, 2018.

On June 3, 2011, we granted 100,000 options to Barry Larson, a nominee director.  The options are exercisable at $0.20 per share at any time through March 31, 2018.

On June 3, 2011, we granted 75,000 options to Gayle McKeachnie, a nominee director.  The options are exercisable at $0.20 per share at any time through March 31, 2018.

From February 2009 until August 2010, we borrowed an aggregate of $34,400 from Lorikeet, Inc., a corporation owned by Steven L. White, who served as our President and a director during that period and through June 3, 2011.  These notes, plus interest at 8% per annum, were repaid in full on June 3, 2011.

Director Independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent. We have adopted an independence standard that states that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mark F. Lindsey, Daniel F. Carlson, and Edward P. Mooney are independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended March 31, 2010 and 2011 by our independent registered public accounting firms were as follows:

Fiscal Year	Amount
2010	$ 9,800 (Child, Van Wagoner & Bradshaw, PLLC)
2011	$ 5,280 (Child, Van Wagoner & Bradshaw, PLLC)
2011	$20,000 (Tanner LLC)

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

All other fees represent amounts billed for products or services provided by our independent registered public accounting firms. We were not billed any such fees.

Our audit committee pre-approved the auditing services and reviewed the independence of our registered public accounting firm and will do so annually.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock Exchange Agreement dated April 29, 2011	8-K	000-53167	99.1	5/10/11
2.2	Amendment dated June 3, 2011, to Stock Exchange Agreement dated April 29, 2011					X
3.1	Articles of Incorporation	10	000-53167	3(i)	4/14/08
3.2	Bylaws	10	000-53167	3(ii)	4/14/08
4.1	2011 Long-Term Incentive Plan					X
10.1	Employment Agreement dated August 1, 2007, as amended, with William C. Gibbs*					X
10.2	Operating Agreement dated May 31, 2005, and addendum thereto dated August 1, 2008, with Bleeding Rock LLC					X
10.3	Mineral Lease Agreement dated February 23, 2005, as amended, and assignment dated November 10, 2005					X
10.4	Mineral Lease Agreements dated January 14, 2005, as amended, and assignment dated November 10, 2005					X
10.5	Amended and Restated Employment Agreement with Robin Gereluk dated March 31, 2011*					X
14.1	Code of Ethics					X
16.1	Letter dated April 5, 2011, from Child, Van Wagoner & Bradshaw, PLLC	8-K	000-53167	16.1	4/5/11
21.1	List of Subsidiaries					X
31.1	Rule 13a-14 (a) Certification by Principal Executive and Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Financial Officer					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Financial Statements Index

The following financial statements and pro forma financial information are filed with this report and are included immediately following the signature page hereof:

Page

AUDITED FINANCIAL STATEMENTS OF MILLSTREAM VENTURES, INC

Reports of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of March 31, 2011 and 2010	F-3

Statements of Operations for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period during the Development Stage (May 26, 2005) through March 31, 2011	F-4

Statements of Stockholders’ Deficit for the Cumulative Period During the Development Stage (May 26, 2005) through March 31, 2011	F-5

Statements of Cash Flows for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period During the Development Stage (May 26, 2005) through March 31, 2011	F-6

Notes to Financial Statements	F-7

AUDITED FINANCIAL STATEMENTS OF GREEN RIVER RESOURCES CORP.:

Report of Independent Registered Public Accounting Firm	F-12

Consolidated Balance Sheets as of March 31, 2011 and 2010	F-13

Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period from Inception (December 1, 2004) through March 31, 2011	F-14

Consolidated Statements of Stockholders’ Deficit for the Cumulative Period from Inception (December 1, 2004) through March 31, 2011	F-15

Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period from Inception (December 1, 2004) through March 31, 2011	F-17

Notes to Consolidated Financial Statements	F-18

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2011	F-27

Unaudited Pro Forma Condensed Consolidated Statements of Operations for the Year Ended March 31, 2011	F-28

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements	F-29

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millstream Ventures, Inc.

Date: June 9, 2011

By: /s/ William C. Gibbs

      William C. Gibbs, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ William C. Gibbs William C. Gibbs	Chairman, President & CEO (Principal Executive, Financial, and Accounting Officer)	June 9, 2011
/s/ Mark F. Lindsey Mark F. Lindsey	Director	June 9, 2011
/s/ Daniel F. Carlson Daniel F. Carlson	Director	June 9, 2011
/s/ Edward P. Mooney Edward P. Mooney	Director	June 9, 2011

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Millstream Ventures, Inc.

We have audited the accompanying balance sheet of Millstream Ventures, Inc. (a development stage company) (the Company) as of March 31, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and for the period from inception of the development stage (May 26, 2005) through March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millstream Ventures, Inc. as of March 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from inception of the development stage (May 26, 2005) through March 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements and as discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also discussed in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

June 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Millstream Ventures, Inc.

We have audited the accompanying balance sheet of Millstream Ventures, Inc. ( a development stage company) as of March 31, 2010, and the related  statements of operations, stockholders’ deficit, and cash flows for the  year ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millstream Ventures, Inc. as of March 31, 2010 , and the results of its operations, and its cash flows for the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

May 28, 2010

Millstream Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,
	2011	2010
Current Assets:
Cash	$419	$780

Total Assets	$419	$780

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$6,336	$-
Related-party notes payable	60,400	37,400
Related-party interest payable	10,998	5,330
Total Current Liabilities	77,734	42,730

Contingencies (Notes 1 and 2)

Stockholders' Deficit:
Preferred stock, $.001 par value; 10,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares
authorized; 21,118,203 shares outstanding	21,118	21,118
Additional paid-in capital	11,397	11,397
Accumulated deficit	(4,920)	(4,920)
Deficit accumulated during the development stage	(104,910)	(69,545)
Total Stockholders' Deficit	(77,315)	(41,950)

Total Liabilities and Stockholders' Deficit	$419	$780

See accompanying notes to financial statements.

Millstream Ventures, Inc.
(A Development Stage Company)
Statements of Operations

			Deficit Accumulated
			During the Development
	For the Years Ended		Stage (May 26, 2005)
	March 31,		through
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Operating Expenses:
Management and accounting fees -
related party	3,600	1,658	21,851
Legal and accounting fees	23,496	12,190	57,094
Other general and
administrative expenses	2,601	914	14,394

Total Operating Expenses	(29,697)	(14,762)	(93,339)

Interest Expense	(5,668)	(3,940)	(11,571)

Net loss before income tax benefit	(35,365)	(18,702)	(104,910)

Income tax benefit	-	-	-

Net loss	$(35,365)	$(18,702)	$(104,910)

Net loss per common share -
basic and diluted	$-	$-

Weighted-average common shares
outstanding - basic and diluted	21,118,203	21,118,203

See accompanying notes to financial statements.

Millstream Ventures, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Accumulated	Development	Stockholders'
	Shares	Amount	Capital	Deficit	Stage	Deficit
Balance, May 26, 2005	518,203	$518	$6,397	$(4,920)	$-	$1,995
Common stock issued to related party
in payment of debt at inception
of the development stage
at $0.001 per share	500,000	500	-	-	-	500
Common stock issued for services
at inception of the development
stage at $0.001 per share	100,000	100	-	-	-	100
Net loss	-	-	-	-	(2,286)	(2,286)
Balance, March 31, 2006	1,118,203	1,118	6,397	(4,920)	(2,286)	309
Net loss	-	-	-	-	(433)	(433)
Balance, March 31, 2007	1,118,203	1,118	6,397	(4,920)	(2,719)	(124)
Capital contributed by related party	-	-	5,000	-	-	5,000
Proceeds from issuance of common
stock at $0.001 per share	20,000,000	20,000	-	-	-	20,000
Net loss	-	-	-	-	(16,623)	(16,623)
Balance, March 31, 2008	21,118,203	21,118	11,397	(4,920)	(19,342)	8,253
Net loss	-	-	-	-	(31,501)	(31,501)
Balance, March 31, 2009	21,118,203	21,118	11,397	(4,920)	(50,843)	(23,248)
Net loss	-	-	-	-	(18,702)	(18,702)
Balance, March 31, 2010	21,118,203	21,118	11,397	(4,920)	(69,545)	(41,950)
Net loss	-	-	-	-	(35,365)	(35,365)
Balance, March 31, 2011	21,118,203	$21,118	$11,397	$(4,920)	$(104,910)	$(77,315)

See accompanying notes to financial statements.

Millstream Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Deficit Accumulated
			During the Development
	For the Years Ended		Stage (May 26, 2005)
	March 31,		through
	2011	2010	March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(35,365)	$(18,702)	$(104,910)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	100
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,336	(581)	(674)
Increase in related-party interest payable	5,668	3,930	10,998
Net Cash Used in Operating Activities	(23,361)	(15,353)	(94,486)

Cash Flows from Financing Activities:
Cash contributed by related party	-	-	5,000
Proceeds from related-party notes payable	23,000	15,900	75,400
Repayment of related-party notes payable	-	-	(10,000)
Proceeds from issuance of common stock	-	-	15,000
Net Cash Provided by Financing Activities	23,000	15,900	85,400

Net Increase (Decrease) in Cash	(361)	547	(9,086)
Cash at beginning of the period	780	233	9,505

Cash at end of the Period	$419	$780	$419

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$563
Schedule of Noncash Investing and
Financing Transactions:
Conversion of related-party notes
payable into common stock	$-	$-	$5,500

See accompanying notes to financial statements.

Millstream Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization – Millstream Ventures, Inc. (the “Company”) was incorporated in the State of Utah on April 7, 1983 as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, the Company became inactive and on May 26, 2005, as part of a reorganization and change of control, the Company’s corporate domicile was moved to Nevada. The Company currently operates as a development stage company (see Note 4). After the May 26, 2005 reorganization, operating results have been recorded in a separate account entitled deficit accumulated during the development stage.

Going Concern – The Company’s financial statements have been prepared using U. S. generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Since inception of the development stage, the Company has not generated any revenue and its liquidity is not sufficient to fund its operations for an extended period of time. The Company has been dependent on its sole officer to obtain the requisite capital to continue to pursue its business and has relied on its sole officer to serve in this capacity without compensation. It is assumed that these or other arrangements made by the Company’s directors will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. There is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty (see Note 4).

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

Net Loss Per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding. Therefore, basic and diluted net loss per common share are equivalent.

Income Taxes – The Company has no deferred income taxes arising from temporary differences between financial reporting and income tax reporting purposes. The Company has a net operating loss carry forward as of March 31, 2011 of approximately $101,200 that begins to expire if unused in 2031. A deferred income tax asset in the amount of $37,125 is fully allowed for by a valuation allowance in the same amount. The change in the valuation allowance was $12,024 and $6,360 for the years ended March 31, 2011 and 2010, respectively. The Company follows the provisions of uncertain tax positions as addressed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("Codification" or "ASC") 740-10-65-1. The Company has no tax position as of March 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there in uncertainty about the timing of such deductibility.

Recently Enacted Accounting Pronouncements – The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes none of these pronouncements will have a significant effect on the financial statements as presented.

Note 2 – Capital Stock

The Company’s board of directors is authorized to issue without the approval of the Company’s stockholders, shares of preferred and common stock (see Note 4).

Preferred Stock – The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock. The preferred stock may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Common Stock – Pursuant to a vote of stockholders in May 2005, the Company issued 600,000 shares of its common stock at its par value of $0.001, or $600. This transaction was recorded as a management fee expense of $100 (100,000 shares) and a reduction of debt due to a related party of $500 (500,000 shares). Since the Company’s common stock did not have a discernible fair market value and had not traded publicly for a considerable number of years, the Company’s board of directors determined that the legal par value was an appropriate price for the stock.

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

Note 3 – Related-Party Transactions

Issuance of Common Stock for Services and Debt Reduction – Pursuant to a vote of stockholders in May 2005, the Company issued 600,000 shares of its common stock at its $0.001 par value. An individual who was an officer and director of the Company at that time and is a current director was issued 100,000 shares, which were recorded as a management fee expense of $100, and a stockholder of the Company was issued 500,000 shares to satisfy a $500 obligation due him. The issuance of these shares resulted in a change of control of the Company and commenced the Company’s development stage activities.

Issuance of Common Stock for Cash – During the year ended March 31, 2008, an individual who was an officer and director of the Company at that time, contributed without requiring repayment, $5,000 cash to the Company. Subsequently, but in the same year this individual also provided $5,000 cash to the Company that required repayment. This $5,000 obligation was utilized as partial payment of the $20,000 paid for the issuance of 20,000,000 shares of common stock to an individual who was an officer and director of the Company at that time and is a current director. The remaining $15,000 was paid in cash at the time of the common stock issuance.

Related-Party Notes Payable – During the year ended March 31, 2009, the Company received cash from an individual who was an officer and director of the Company at that time and is a current director, in the amount of $10,000. This amount was repaid during the year ended March 31, 2009 with interest in the amount of $564.

During the year ended March 31, 2009, the Company received $16,000 in cash from a stockholder pursuant to an unsecured demand promissory note bearing interest at the rate of 18% per annum. On September 30, 2010 and on January 10, 2011, the Company received from this same stockholder $4,000 and $6,000 in cash, respectively, pursuant to unsecured promissory notes due March 31, 2012 bearing interest at the rate of 8% per annum. The Company has classified these notes as current liabilities inasmuch as they are payable to a related party. No payments of principal or interest have been made on these notes and as of March 31, 2011 and 2010, accrued interest in the amounts of $7,360 and $4,215, respectively, were due. The Company relies on the oral assurance from this stockholder that payment of the demand note will not be made until such time as the Company has the financial wherewithal to pay such amount without hindering its planned business operations.

During various times during the years ended March 31, 2011, 2010 and 2009, the Company received cash from an affiliate of the Company’s sole officer in the amount of $13,000, $15,900 and $5,500, respectively. The Company entered into unsecured notes payable with respect to these amounts bearing interest at 8% per annum. These amounts remained outstanding at March 31, 2011 and 2010, along with accrued interest in the amounts of $3,638 and $1,115, respectively. These notes mature at various dates through July 8, 2013. The Company has classified these notes as current liabilities inasmuch as they are payable to a related party.

Payments for Services to Related Party – During the years ended March 31, 2011 and 2010, the Company paid $3,600 and $2,775, respectively, to a director of the Company. These payments have been recorded as management (including director fees) and accounting services – related party.

Note 4: Subsequent Events

Subsequent to March 31, 2011 the following events occurred that have a financial impact on the Company:

Non-public equity and debt offerings

In April 2011, the Company completed a non-public offering of 13,540,000 shares of common stock for gross proceeds of $13,540. Subsequently in April 2011, the Company completed a non-public offering of 3,510,126 shares of common stock for gross proceeds of $100,004 which proceeds were held in escrow pending the closing of a Stock Exchange Agreement, as amended, whereby the Company acquired all issued and outstanding shares of Green River Resources Corp., an Alberta, Canada corporation (“GRC”), as described below (“Green River Acquisition”).

In May 2011, the Company initiated a non-public offering of notes, which are comprised of a $50,000 unsecured convertible promissory note (“Notes”) and a warrant (“Warrants”). Gross proceeds from this non-public offering shall not exceed $1,750,000 and until the completion of the Green River Acquisition, were held in escrow. The Notes bear interest at the rate of 10% per annum, and principal and interest are due and payable on or before April 30, 2014. The Notes are convertible into common stock at the rate of $0.25 per share, for a maximum of 7,020,021 shares. Provisions of the Notes are: a) prepayment by the Company upon 30 days’ prior notice; b) convertible at any time prior to repayment at the option of the holder of the Notes; and c) mandatory conversion at any time the Company completes an equity or debt financing of at least $10,000,000. The Warrants allow the warrant holder to purchase one share of common stock common stock at $0.25 per share, for a maximum of 200,572 shares of common stock. Provisions of the Warrants include: a) exercisable at any time through April 30, 2014 and b) detachable from the Notes and can be transferred in compliance with applicable state and federal laws. The Notes and the Warrants have not been registered under the Securities Act and are restricted securities as defined therein. $770,000 of Notes and 3,088,809 Warrants were issued in this non-public offering as of June 3, 2011.

Green River Acquisition

On May 5, 2011, we entered into a Stock Exchange Agreement dated April 29, 2011, as amended on June 3, 2011, with GRC, and the stockholders of GRC (the “Sellers”).  GRC is the sole owner of Green River Resources, Inc., a Utah corporation (“GRI”).  Pursuant to the terms of the agreement the Company agreed to exchange 23,544,201 shares of common stock to the Sellers for all of the outstanding equity securities of GRC.  In addition, the Company agreed to reserve for issuance 10,984,392 shares of common stock for issuance upon exercise of outstanding warrants of GRC assumed by the Company at closing and 1,071,407 shares issuable upon conversion of an outstanding promissory note of GRC also assumed by the Company at closing. Closing of the agreement was held on June 3, 2011. At the closing, the Company exchanged 23,544,201 shares of common stock to the Sellers for all of the outstanding shares of GRC. The Company also acquired and cancelled 17,608,203 shares of common stock from the Company’s former president for $17,436. The Company also granted stock options to purchase 6,175,000 shares of common stock at $0.20 per share to persons designated by GRC and issued warrants to purchase 488,480 shares of common stock at the price of our next offering to persons designated by GRC. The options expire seven years from the date of grant and the warrants expire two years from the date of issuance.

The Green River Acquisition will be accounted for as a reverse acquisition with GRC as the surviving entity.

GRI is an exploration stage company which is a wholly owned subsidiary of GRC, which in turn is a wholly owned subsidiary of our company and is engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using GRI’s proprietary technology.

Transactions subsequent to Green River Acquisition

The Company adopted the 2011 Long-Term Incentive Plan (the “Plan”) with the purpose of providing eligible persons with an incentive to continue their employment with the Company. Included under the Plan are officers and directors of the Company.

The Company granted options to acquire shares of the Company’s common stock at $0.20 per share. The options vested at the time of the grant and are exercisable through March 31, 2018. The individuals and number of options granted are as follows: 3,950,000 options to William C. Gibbs, Chief Executive Officer; 1,750,000 options to Robin Gereluk, Chief Operating Officer; 150,000 options to Mark Lindsey, director; 100,000 options to Barry Larsen, a nominee director; and 75,000 options to Gayle McKeachnie, a nominee director.

The Company ratified an employment agreement dated March 31, 2011, between Robin Gereluk and GRI. The terms of the employment agreement are: a) enforceable for three years and may be extended for successive terms; b) Mr. Gereluk may elect to terminate the agreement if the Company fails to complete financing of at least $10,000,000 by March 31, 2012; c) compensation will be determined at an hourly rate until such time as the financing is completed, after which the Company will pay Mr. Gereluk a base salary of $300,000; and d) if the Company terminates the agreement without good cause, the Company agrees to pay a termination fee equal to one year’s base salary.

Green River Resources Corp. and Subsidiary
(a Development Stage Company)

Consolidated Financial Statements
As of March 31, 2011 and 2010 and for the Years Then Ended and for the Period From Inception (December 1, 2004) to March 31, 2011

Together with Report of Independent Registered Public Accounting Firm

Green River Resources Corp. and Subsidiary
(a Development Stage Company)

Contents

Report of Independent Registered Public Accounting Firm	F-12

Consolidated Balance Sheets	F-13

Consolidated Statements of Operations	F-14

Consolidated Statements of Stockholders' Deficit	F-15

Consolidated Statements of Cash Flows	F-17

Notes to Consolidated Financial Statements	F-18

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green River Resources Corp.

We have audited the accompanying consolidated balance sheets of Green River Resources Corp. and subsidiary (collectively, the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (December 1, 2004) through March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green River Resources Corp. and subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from inception (December 1, 2004) through March 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements and as discussed in Note 3 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also discussed in Note 3.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

June 9, 2011

Consolidated Balance Sheets
(Expressed in US Dollars)

March 31	2011	2010
Assets
Current assets:
Cash	$54,224	$776
Prepaid and other assets	171,682	171,682
Total current assets	225,906	172,458
Total assets	$225,906	$172,458

Liabilities and stockholders' deficit
Current liabilities:
Notes payable	$175,000	$488,840
Accrued expenses	2,925,150	2,281,774
Total current liabilities	3,100,150	2,770,614
Mineral lease payable	53,677	73,195
Total liabilities	3,153,827	2,843,809
Stockholders' deficit:
Preferred stock, no par value: Unlimited shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value: Unlimited shares authorized;
22,669,201 and 20,600,001 shares issued and
outstanding, respectively	479,184	1,000
Additional paid-in capital	2,697,780	2,207,083
Deficit accumulated during the development stage	(6,104,885)	(4,879,434)
Total stockholders' deficit	(2,927,921)	(2,671,351)
Total liabilities and stockholders' deficit	$225,906	$172,458

See the accompanying notes to consolidated financial statements.

Green River Resources Corp. and Subsidiary
(a Development Stage Company)

Consolidated Statements of Operations
(Expressed in US Dollars)

	For the	For the	Cumulative From
	Year Ended	Year Ended	Inception to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues	$-	$-	$-

Operating expenses:
Selling, general and administrative	850,295	829,538	4,751,665
Lease	213,044	213,044	1,187,432
Total expenses	1,063,339	1,042,582	5,939,097
Loss from operations	(1,063,339)	(1,042,582)	(5,939,097)
Other income (expense):
Interest income	87	224	22,125
Interest expense	(162,978)	(20,622)	(185,164)
Other expense	(391)	(97)	(2,860)
Foreign exchange rate gain	1,270	6,666	811
Total other income (expense)	(162,012)	(13,829)	(165,088)
Net loss before provision for income taxes	(1,225,351)	(1,056,411)	(6,104,185)
Provision for income taxes	(100)	(100)	(700)
Net loss	$(1,225,451)	$(1,056,511)	$(6,104,885)

See the accompanying notes to consolidated financial statements.

Green River Resources Corp. and Subsidiary
(a Development Stage Company)

Consolidated Statements of Stockholders' Deficit
For the Period From Inception (December 1, 2004) to March 31, 2011
(Expressed in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)
Balance at December 1, 2004, inception	-	$ -	$ -	$ -	$ -

Common stock issued (at $.00005 per share)	20,600,001	1,000	-	-	1,000

Special warrants issued (at $.13 per warrant)	-	-	1,079,750	-	1,079,750

Net loss	-	-	-	(1,100)	(1,100)
Balance at March 31, 2005	20,600,001	1,000	1,079,750	(1,100)	1,079,650

Special warrants issued (at $.37 per warrant)	-	-	140,702	-	140,702

Net loss	-	-	-	(1,068,758)	(1,068,758)
Balance at March 31, 2006	20,600,001	1,000	1,220,452	(1,069,858)	151,594

Net loss	-	-	-	(489,216)	(489,216)
Balance at March 31, 2007	20,600,001	1,000	1,220,452	(1,559,074)	(337,622)

Stock-based compensation expense	-	-	326,922	-	326,922

Special warrants issued (at $.35 per warrant)	-	-	155,000	-	155,000

Net loss	-	-	-	(1,109,165)	(1,109,165)
Balance at March 31, 2008	20,600,001	1,000	1,702,374	(2,668,239)	(964,865)

Stock-based compensation expense	-	-	129,092	-	129,092

Special warrants issued (at $.35 per warrant)	-	-	298,549	-	298,549

Net loss	-	-	-	(1,154,684)	(1,154,684)
Balance at March 31, 2009	20,600,001	1,000	2,130,015	(3,822,923)	(1,691,908)

Stock-based compensation expense	-	-	77,068	-	77,068

Green River Resources Corp. Consolidated Statements of Stockholders' Deficit (continued)

Net loss	-	-	-	(1,056,511)	(1,056,511)
Balance at March 31, 2010	20,600,001	1,000	2,207,083	(4,879,434)	(2,671,351)

Stock-based compensation expense	-	-	80,537	-	80,537

Conversion of notes payable to common stock (at $.23 per share)	2,069,200	478,184	-	-	478,184

Special warrants:
Special warrants issued for cash (at $.19 per warrant)	-	-	152,407	-	152,407
Special warrants issued in payment for leases (at $.20 per warrant)	-	-	150,528	-	150,528
Beneficial conversion feature and bridge warrants discount relating to issuance of convertible notes payable	-	-	107,225	-	107,225

Net loss	-	-	-	(1,225,451)	(1,225,451)
Balance at March 31, 2011	22,669,201	$ 479,184	$ 2,697,780	$ (6,104,885)	$ (2,927,921)

See the accompanying notes to consolidated financial statements.

Green River Resources Corp. and Subsidiary
(a Development Stage Company)

Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative
	For the	For the	From
	Year Ended	Year Ended	Inception to
	March 31, 2011	March 31, 2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(1,225,451)	$(1,056,511)	$(6,104,885)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	5,452
Bridge warrant discount and beneficial conversion
of notes payable	107,225	-	107,225
Mineral lease payable	(19,518)	(19,518)	53,677
Stock-based compensation expense	80,537	77,068	613,619
Special warrants issued in payment for leases	150,528	-	188,160
Notes payable issued in payment for leases	-	-	126,840
(Increase) decrease in operating assets:
Prepaid and other assets	-	-	(171,682)
Increase (decrease) in operating liabilities:
Accrued expenses	707,720	636,703	2,951,862
Net cash used in operating activities	(198,959)	(362,258)	(2,229,732)
Cash flows from investing activities:
Acquisition of property and equipment	-	-	(5,452)
Net cash used in investing activities	-	-	(5,452)
Cash flows from financing activities:
Proceeds from issuance of notes payable	100,000	337,000	437,000
Proceeds from issuance of note payable, related party	-	25,000	25,000
Proceeds from issuance of common stock	-	-	1,000
Proceeds from issuance of special warrants	152,407	-	1,826,408
Net cash provided by financing activities	252,407	362,000	2,289,408
Net increase (decrease) in cash	53,448	(258)	54,224
Cash, beginning of the period	776	1,034	-
Cash, end of the period	$54,224	$776	$54,224

Supplemental schedule of non-cash investing
and financing activities:
Conversion of notes payable to common stock	$478,184	$-	$478,184

See the accompanying notes to consolidated financial statements.

Green River Resources Corp. and Subsidiary

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Description of business and nature of operations

Green River Resources Corp. (an Alberta corporation) formed on December 1, 2004 and its wholly owned subsidiary, Green River Resources, Inc. (a Utah corporation), formed on February 16, 2005 (collectively, the "Company") were formed for the purpose of extracting oil from tar sands, oil sands, oil shale, and other similar types of naturally occurring hydrocarbons in a cost effective and environmentally safe manner.  The Company has not commenced operations and, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities, is considered a development stage company.

The Company has acquired rights to tar sand ore covering approximately 2,000 acres of prime tar sand deposits in the Sunnyside area of Utah. The Company has licensed proprietary extraction technology with Bleeding Rock, LLC ("Bleeding Rock"), which has an exclusive license to a bitumen and hydrocarbon extraction process that the Company believes separates oil and other hydrocarbons from sand, dirt and other substances on a 99% efficiency basis, without creating tailing ponds and other environmental hazards. Bleeding Rock owns a majority of Green River Resources Corp. and is 50% owned in combination among the president of the Company and two of his relatives.

The Company and Bleeding Rock entered into an Operating Agreement dated May 31, 2005 (amended on August 1, 2008), whereby the Company will develop and operate a bitumen extraction system. Specifically, the agreement provides that the Company will design, engineer, construct and operate a facility for the extraction of hydrocarbons from tar sand, oil sand and oil shale located on the leases held by the Company.

The activities of the parties pursuant to the Operating Agreement are to be coordinated by an operating committee to be comprised of two persons from each of Bleeding Rock and the Company. The operating committee is responsible for: (a) the review and approval of engineering and construction designs and plans, schedules and expenditures, and the development of an extraction system and (b) the consideration and approval of the budget and operating plan of the extraction facility for each fiscal year.

The term of the Operating Agreement is indefinite. The agreement terminates if the parties so agree or either party commits a material breach  that is not rectified for a period of 30 days.

Note 2 - Significant accounting policies

a) Principles of consolidation

The consolidated financial statements include the accounts and operations of Green River Resources Corp. (an Alberta corporation) and its wholly owned subsidiary, Green River Resources, Inc. (a Utah corporation).  All significant intercompany balances and transactions have been eliminated in consolidation.

b) Management estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

c) Concentration risk

The Company maintains its cash balances at financial institutions which at times may exceed federally insured limits established by the Federal Deposit Insurance Corporation. The Company has not experienced any losses related to these accounts and believes it is not exposed to any significant risk on these balances.  As of March 31, 2011, the Company had no deposits in excess of federally insured limits.

Note 2 - Significant accounting policies (continued)

d) Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Computers and equipment 3 to 7 years

Maintenance, repairs, minor renewals and betterments, which do not extend the useful life of the asset are charged to expense as incurred.  Major renewals and betterments are capitalized.  The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any gains or losses arising from the sale or disposal are included in the statements of operations.

e) Mineral leases

In certain cases, the Company capitalizes costs related to investments in mineral lease interests on a property-by-property basis. Such costs include mineral lease acquisition costs. Costs are deferred until such time as the extent of proved developed reserves has been determined and mineral leases interests are either developed, the property sold or the mineral lease rights are allowed to lapse.  To date all exploration and lease costs have been expensed.

f) Income taxes

The Company applies the guidance in ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred income tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flows.  Therefore, no reserves for uncertain income tax positions have been recorded.

g) Stock-based compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service or property. The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards.  The Company records the grant date fair value as expense over the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded as expense over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

h) Recent accounting pronouncements

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's consolidated financial statements.

Note 2 - Significant accounting policies (continued)

On January 21, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-06 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, providing authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

Note 3 - Going concern

The Company does not have positive cash flows from operating activities and its ability to continue as a going concern is dependent on obtaining additional financing or the continuing financial support of its stockholders and other related parties.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities.  There can be no assurance that the Company will be successful in its efforts to obtain financing through the sale of equity or debt securities.

Note 4 - Prepaid and other assets

Prepaid and other assets are comprised primarily of prepayments on the mineral leases.

Note 5 - Property and equipment

Property and equipment consist of the following:

March 31,	2011	2010

Computers and equipment	$5,452	$5,452
Less accumulated depreciation	(5,452)	(5,452)
Property and equipment, net	$-	$-

Note 6 - Accrued expenses

Accrued expenses consist of the following:

March 31,	2011	2010

Payroll	$1,137,695	$817,523
Fees payable to Bleeding Rock	1,521,551	1,221,551
Reports and engineering	21,273	21,273
Legal and professional fees	35,126	36,395
Mineral lease payable	195,213	162,249
Interest	13,592	22,183
Income tax payable	700	600
Total accrued expenses	$2,925,150	$2,281,774

Note 7 - Mineral leases

During 2005, the Company acquired two tar sand mineral leases; one covering an undivided 40% interest and the other covering an undivided 20% interest in a 1,120 acre parcel.  Additionally, an undivided 16.666% interest in a 640 acre tract was acquired. These leases are located in Carbon County, Utah, have a six-year life, and require minimum yearly lease payments of $151,503, increasing to $224,579 on the fifth anniversary of the lease date if the properties have not reached commercial production. In January 2009, the lease terms were extended through 2013.

In 2009, a third lease was entered into with William G. Gibbs, a relative of the president of the Company, for an additional undivided 5% interest in the 640 acre tract (for a total 21.666% undivided interest in the 640 acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120 acre tract. This lease has a six-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate if the property has not reached commercial production.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. Through March 31, 2011, no production royalties were accrued or paid because production on these properties had not commenced.  After three consecutive calendar years of production on the 1,120 acre parcel, the production royalty on the 1,120 acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

During each of the years ended March 31, 2011 and 2010, lease payments totaled $213,044, which were expensed.

Future minimum lease payments are as follows for the years ending:

March 31,

2012	$232,562
2013	232,562
2014	176,413
2015	-
Thereafter	-

Total future minimum lease payments	$641,537

Note 8 - Notes payable and notes payable, related party

Since inception, the Company has issued an aggregate of $588,840 of unsecured convertible bridge notes payable.  These notes payable have been classified as current on the consolidated balance sheets and consist of the following:

	March
	2011	2010
Note payable bearing interest at 6% per annum (increasing to 12% fifteen days after the due date). Due and payable in full on December 31, 2011. The principal and accrued interest can be converted, at the option of the holder, into common stock in the event of certain equity financing transactions.	$100,000	$-

Notes payable, with attached Bridge Warrants, bearing interest at 6% per annum (increasing to 12% fifteen days after the due date). Due and payable in full on December 31, 2009, and in default. The principal and accrued interest on these notes can be converted, at the option of the holder, into common stock in the event of certain equity financing transactions.	50,000	251,840

Note payable to a relative of the president of the Company, with attached Bridge Warrants, bearing interest at 6% per annum (increasing to 12% fifteen days after the due date). Due and payable in full on December 31, 2009, and in default. The principal and accrued interest can be converted, at the option of the holder, into common stock in the event of certain equity financing transactions.	25,000	25,000

Note payable, with attached Bridge Warrants, bearing interest at 6% per annum (increasing to 12% fifteen days after the due date). Due and payable in full on June 30, 2010. The principal and accrued interest can be converted, at the option of the holder, into common stock in the event of certain equity financing transactions.	-	212,000
	$175,000	$488,840

Note 8 - Notes payable and notes payable, related party (continued)

In connection with the issuance of certain notes payable, as indicated above, the Company granted Bridge Warrants which provide for 1,000 warrants for each $1,000 of notes, exercisable at a per share price of the Company's next equity offering.

The Company recognized a warrant discount and an embedded beneficial conversion feature present in the notes payable.  The Company recorded an aggregate of $107,225 of the proceeds (equal to the warrant discount and the intrinsic value of the embedded beneficial conversion feature), to additional paid-in capital and interest expense during the year ended March 31, 2011.  The Company valued the warrant discount using the Black-Scholes pricing model and the following assumptions: term of 1 year, an average risk free interest rate of 1.03%, a dividend yield of 0%, and volatility of 149.76%.

Note 9 - Warrants

The Company has two classes of warrants; namely, special warrants and bridge warrants.

a) Special warrants

The Company has issued 10,495,552 warrants from its inception totaling $1,826,408.  Each warrant issued, entitles the holder, without payment of additional consideration, to acquire fully paid and non-assessable common shares of Green River Resources Corp. or any other entity for which the common shares are exchanged or into which such common shares are converted pursuant to an amalgamation, merger or similar transaction on the basis of one common share for each warrant issued. The warrants can be exercised by the holder at any time.  The warrants will be deemed exercised on the fifth business day following the date upon which the common shares have  become listed and posted for trading on a recognized Canadian stock exchange or may be exchanged for common shares at any time by the Company.

b) Bridge warrants

In connection with the bridge note financing (see note 8), the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company's common stock at a per share price of the Company's next equity offering. The warrants expire beginning January 2014 through December 2014. As of March 31, 2011 and 2010, there were 488,840 bridge warrants issued and outstanding, respectively.

Note 10 - Stock option plan

From time to time the Company issues stock options to certain key employees.  Options to purchase shares of the Company's common stock are granted at a price not less than 100% of the estimated market price on the date granted.  The Company has options that vest immediately and may be exercised immediately after the date granted and options that vest over a three-year period, one third on the grant date and one third each year thereafter. As of March 31, 2011, the Company had granted 3,050,000 options under these terms.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted below.  The assumptions used and the calculated fair value of options are as follows.

	2011	2010	2009

Dividend yield	-	-	-
Weighted average volatility	144.12%	133.65%	108.09%
Risk-free interest rate	1.07%	1.52%	2.74%
Expected life (years)	2	2	2

Note 10 - Stock option plan (continued)

The summary of option activity under the Plan is presented below as of and for the years ended as shown:

	Shares	Weighted average exercise price	Weighted average remaining life (years)
April 1, 2009	2,050,000	0.34	-
Options granted	1,000,000	0.35	3
March 31, 2010	3,050,000	0.34	2
Options granted	75,000	0.20	3
Options forfeited	(50,000)	0.35	(1)
Balance at March 31, 2011	3,075,000	$0.34	1

Options exercisable at March 31, 2011	2,741,666

The weighted-average grant-date fair value of options granted during 2011 and 2010 was $0.14 and $0.23, respectively.

A summary of the status of the Company's nonvested options is as follows:

Nonvested Shares
Balance at March 31, 2009	-
Options granted	1,000,000
Options vested	(333,333)
Balance at March 31, 2010	666,667
Options granted	75,000
Options vested	(358,333)
Options forfeited	(50,000)
Balance at March 31, 2011	333,334

Through March 31, 2011, the Company has authorized a total of 3,550,000 shares of its common stock for grant as stock options.

As of March 31, 2011, the intrinsic value of outstanding stock options was $613,619.  The intrinsic value of vested stock options as of March 31, 2011 was $456,014.  There was $84,005 of total unrecognized compensation cost with a weighted average vesting period of 3 years as of March 31, 2011.

Expected option lives were based on historical data of the Company.  Expected stock price volatility was based on data from comparable public companies.  The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve.  The Company has no plans to declare any future dividends.

Note 11 - Income taxes

Net loss before income taxes for the years ended March 31, 2011 and 2010 consists of the following:

March 31,	2011	2010

Domestic operations	$(981,478)	$(958,648)
Foreign operations	(243,873)	(97,763)
Net loss before income taxes	$(1,225,351)	$1,056,411)

The provision for income taxes consists of the following components:

March 31,	2011	2010

Current	$100	$100
Deferred	-	-
Total	$100	$100

Temporary differences and their related deferred income tax assets and (liabilities) are as follows:

March 31,	2011	2010

Deferred income tax assets - current:
Accrued salary	$430,401	$298,628
Accrued expenses	567,539	455,639
Mineral lease payable	20,022	27,302
	1,017,962	781,569
Deferred income tax assets - long-term:
Loss carry forwards	954,297	825,941
	1,972,259	1,607,510
Valuation allowance	(1,972,259)	(1,607,510)
Net deferred income tax asset	$-	$-

As of March 31, 2011, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $2,617,342, which begin to expire beginning 2025, that may be used to offset future taxable income, if any.

The Company has provided a full valuation allowance for the tax benefit of the operating loss carryforwards and other deferred income tax assets due to the uncertainty regarding realization.

The Company is in the process of filing income tax returns in the United States and in the state of Utah from inception to date. The Company is in the process of evaluating the potential assessment of penalties and interest associated with these filings. The Company does not anticipate the assessments, if any, would result in a material change to its financial position and accordingly has not recorded additional accruals for penalties and interest.

The Company has determined that it is not required to file a separate tax return in Canada.

Note 12 - Related party transactions

From inception, pursuant to the terms of the Operating Agreement (see note 1), the Company has entered into transactions with Bleeding Rock. The Company also pays Bleeding Rock a fee as required by the Operating Agreement.  Accrued fees as of March 31, 2011 and 2010, were $1,521,551 and $1,221,551, respectively. The president of the Company is also the managing executive of Bleeding Rock.  As disclosed in note 8, the Company has certain notes payable owed to related parties.

Note 13 - Commitments

On August 1, 2007, the Company entered into an employment contract with the president, with a term through December 31, 2013, that provides for a minimum annual salary of $400,000 plus benefits.  Under the terms of the agreement, unpaid amounts are accrued until the Company receives funding of $1,000,000 or more, at which time the payment of the president's salary will start.  If the accrued salary is not paid within six months of funding, the president will have the right to convert accrued and unpaid amounts into common stock of the Company.  On August 12, 2009, the term of the employment agreement was extended to December 31, 2015. As of March 31, 2011 and 2010, the total accrued commitment was $1,167,257 and $800,610, respectively, which is included as accrued expense and selling, general and administrative expense.

On March 31, 2011, the Company entered into an employment agreement with the Chief Operating Officer, replacing all previous employment agreements, that provides for initial compensation at an hourly rate of $175 and expense reimbursements. Upon the completion of a financing by the Company of not less than $10 million, his compensation will increase to $300,000 annually plus all other benefits normally provided to an employee. This employment agreement is effective March 31, 2011 and terminates March 31, 2014. If certain financing benchmarks are not met on or before March 31, 2012, the employment agreement becomes null and void.

Note 14 - Subsequent events

Notes Payable - On June 3, 2011, the outstanding notes payable of $150,000 and related party notes payable of $25,000 were converted into 875,000 shares of common stock (see note 8).

Stock Exchange Agreement - On May 5, 2011, the Company entered into a Stock Exchange Agreement dated April 29, 2011, as amended on June 3, 2011, with Millstream Ventures, Inc. ("Millstream").  Pursuant to the terms of this agreement the Company’s stockholders agreed to exchange all of their outstanding common shares of the Company for 23,544,201 shares of Millstream's common stock.  The stock exchange transaction occurred on June 3, 2011.

The Company has evaluated subsequent events through June 9, 2011, the date which the financial statements were available to be issued.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated balance sheet aggregates the balance sheet of Millstream Ventures, Inc. ("MSV") and the consolidated balance sheet of Green River Resources Corp. ("GRC") as of March 31, 2011, accounting for the transaction as a reverse merger with GRC as the surviving company using the assumptions described in the following notes, giving effect to the transaction, as if the transaction had occurred as of March 31, 2011.  The transaction was not completed as of March 31, 2011.

The following unaudited pro forma condensed consolidated statement of operations combines the results of operations of MSV, with the consolidated results of operations of GRC as if the reverse merger had occurred on April 1, 2010.

The pro forma condensed consolidated financial statements should be read in conjunction with the separate financial statements and related notes thereto of MSV and GRC.  These pro forma financial statements are not necessarily indicative of the consolidated financial position, which might have existed had the transaction occurred on March 31, 2011, or the consolidated results of operations which might have existed for the year ended March 31, 2011 had the transaction occurred on April 1, 2010, or the results of operations as they may be in the future.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

March 31, 2011

	GRC	MSV		Pro forma	Pro forma
	March 31, 2011	March 31, 2011		Adjustments	Consolidated
Assets
Current assets:
Cash	$54,224	$ 419	[a]	$ 113,544	$ 842,698
			[b]	(78,053)
			[c]	(17,436)
			[f]	770,000
Prepaid and other assets	171,682	-		-	171,682
Total current assets	225,906	419		788,055	1,014,380
Total assets	$225,906	$ 419		$ 788,055	$ 1,014,380

Liabilities and stockholders' deficit
Current liabilities:
Notes payable, net	$175,000	$ -	[d]	$ (175,000)	$ 770,000
			[f]	770,000
Notes and accrued interest payable, related party	-	71,398	[b]	5,500	-
			[b]	(76,898)
Accounts payable	-	6,336		-	6,336
Accrued expenses	2,925,150	-	[b]	(6,655)	2,904,900
			[d]	(13,595)
Total current liabilities	3,100,150	77,734		503,352	3,681,236
Mineral lease payable	53,677	-		-	53,677
Total liabilities	3,153,827	77,734		503,352	3,734,913
Stockholders' deficit:
Common stock	479,184	21,118	[a]	17,050	257,841
			[c]	(17,436)
			[d]	(477,517)
			[h]	235,442
Additional paid-in capital	2,697,780	11,397	[a]	96,493	3,126,511
			[d]	666,113
			[g]	(109,830)
			[h]	(235,442)
Deficit accumulated during the development stage	(6,104,885)	(109,830)	[g]	109,830	(6,104,885)
Total stockholders' deficit	(2,927,921)	(77,315)		284,703	(2,720,533)
Total liabilities and stockholders' deficit	$225,906	$ 419		$ 788,055	$ 1,014,380

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended March 31, 2011

	GRC	MSV
	For the	For the
	Year Ended	Year Ended		Pro forma	Pro forma
	March 31, 2011	March 31, 2011		Adjustments	Consolidated

Revenues	$-	$ -		$ -	$ -

Operating expenses:
Selling, general and administrative	850,295	29,697	[e]	1,072,615	1,952,607
Lease expense	213,044	-		-	213,044
Total expenses	1,063,339	29,697		1,072,615	2,165,651
Loss from operations	(1,063,339)	(29,697)		(1,072,615)	(2,165,651)
Other income (expense):
Interest income	87	-		-	87
Interest expense	(162,978)	(5,668)	[b]	6,823	(183,070)
			[d]	55,753
			[f]	(77,000)
Other expense	(391)	-		-	(391)
Foreign exchange rate gain	1,270	-		-	1,270
Total other income (expense)	(162,012)	(5,668)		(14,424)	(182,104)
Net loss before provision for income taxes	(1,225,351)	(35,365)		(1,087,039)	(2,347,755)
Provision for income taxes	100	-		-	100
Net loss	$(1,225,451)	$ (35,365)		$ (1,087,039)	$ (2,347,855)

Earnings per share	$(0.06)	$ (0.00)			$ (0.05)

Weighted average number of common
shares (basic and diluted)	20,605,670	21,118,203	[i]	2,380,452	44,104,325

NOTES TO UNAUDITED PROFORMA CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Pro forma adjustments

On April 29, 2011 and amended on June 3, 2011, Millstream Ventures, Inc. ("MSV") entered into a Stock Exchange Agreement (the "Agreement") with Green River Resources Corp. ("GRC") wherein MSV would acquire all the issued and outstanding capital stock of GRC through the issuance of 23,544,201 shares of common stock of MSV. The transaction closed on June 3, 2011.

Pro forma adjustments on the attached financial statements include the following:

[a]

13,540,000 shares of MSV common stock issued to LIFE Clean Power & Fuels, LLC for $13,540 which were provided directly to LIFE and are not held in escrow.   Additionally, 3,510,126 shares issued in the most recent non-public offering for gross proceeds of $100,004, which were held in escrow until June 3, 2011.  The total amount received for these transactions was $113,544.

[b]

In connection with the Agreement, on May 26, 2011, outstanding notes payable and accrued interest totaling $78,053 were relieved by cash proceeds received in escrow.

These notes bore interest between 8% and 18% for a total interest expense pro forma adjustment to the condensed consolidated statements of operations of $6,823.

[c]

Payment from funds held in escrow for the benefit of MSV to acquire and retire 17,608,203 outstanding shares of its common stock.

[d]

Conversion of GRC outstanding convertible notes payable of $175,000 into 875,000 shares of common stock of MSV in connection with the Agreement.

These notes payable bore interest at 6% for a total interest expense pro forma adjustment to the condensed consolidated statement of operations of $55,753.

[e]

Issuance of 6,175,000 stock options with an estimated fair value of $1,072,615 and 488,840 warrants by MSV as part of the Agreement.

[f]

Issuance of 10% Convertible Promissory Notes and Warrants for gross proceeds of $770,000 on May 26, 2011, in connection with the Agreement.

These notes bore interest at 10% for a total interest expense pro forma adjustment to the condensed consolidated statements of operations of $77,000.

[g]

To eliminate the accumulated deficit of MSV at the date of acquisition to reflect the purchase by GRC for accounting purposes.

[h]

To record the acquisition of GRC by MSV through the issuance of 23,544,201 shares of MSV common stock. The interests of the former stockholders of GRC in the consolidated enterprise will be greater than that of the existing stockholders of MSV and the management of GRC will assume operating control of the consolidated enterprise. Consequently, the acquisition will be accounted for as the recapitalization of MSV, wherein MSV purchased the assets of GRC and accounted for the transaction as a reverse acquisition for accounting purposes.

[i]

To reflect the issuance of 40,594,325 shares of MSV common stock as of April 1, 2010 and retirement of 38,213,873 shares of MSV and GRC to facilitate the acquisition as adjusted for the weighted average calculation.