Form 10-K/A
period 2011-03-31
Millstream Ventures, Inc.
filed 2011-08-02
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We have revised information in the following items of this annual report:

Item–Business.  We have made a number of revisions to our response to this item.

Item 5—Market for Registrant’s Common Equity.  We have revised our response to this item to include all securities sold by us within the past three years and to clarify that our common stock is registered under Section 12(g) of the Exchange Act.

Item 7—Managements’ Discussion and Analysis of Financial Condition and Results of Operations.  We have revised the response to this item to include discussions of our plans to meet our liquidity needs for the next 12 months and beyond and to discuss the accrued fees owed to Bleeding Rock as required in the Operating Agreement.

Item 11—Executive Compensation.  We have amended the information in response to this item to include compensation for all of the officers and directors of Green River Resources Corp. and Green River Resources, Inc.  In addition, we have amended the compensation payable to Mr. Gibbs to include accrued salary.

Item 13—Certain Relationships and Related Transactions, and Director Independence.  We have amended our response to this item to disclose the accrued fees payable to Bleeding Rock under the terms of the Operating Agreement.

Financial Statements.  We have revised footnotes 3 and 9(b) to the audited financial statements of Green River Resources Corp. and subsidiary.

Pro Forma Financial Information.  We have revised the unaudited pro forma condensed consolidated balance sheet, statement of operations, and footnotes.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended March 31, 2011, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-K on June 9, 2011.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Millstream Ventures, Inc., a Nevada corporation, and its wholly owned subsidiary, Green River Resources Corp., an Alberta, Canada, company, and its wholly owned subsidiary, Green River Resources, Inc., a Utah corporation.

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

In April 2011 we completed a non-public offering of 3,510,126 restricted shares of our common stock for gross proceeds of $100,004.  The stock certificates and the proceeds from the offering were held in escrow pending closing of the transaction with Green River Resources Corp. (“GRC”), an Alberta Canada corporation, discussed below.   In the event the transaction with GRC had not been completed, the funds would have been returned to the investors and the shares would have been canceled.   At the closing of the transaction with GRC we released the stock certificates to the investors and the funds were released to us to satisfy our outstanding liabilities at closing (including $78,053 to repay outstanding promissory notes, $17,500 for legal fees, and $1,414 for transfer agent fees) and to retire 17,608,203 of our outstanding shares of common stock at closing , which shares were held by Mr. White ..

In May 2011 we initiated a non-public offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for maximum gross proceeds of $1,750,000.  The face amounts of the Notes are convertible into our common stock at the rate of $0.25 per share, for a maximum of 7,020,021 shares.  The Notes are convertible at any time prior to repayment and are subject to mandatory conversion at any time the Company completes an equity or debt financing of at least $10,000,000.  The Notes bear interest at the rate of 10% per annum.  Principal and interest on the Notes is due and payable on or before April 30, 2014, and the Notes are subject to prepayment by the Company upon 30 days’ prior notice.  Each lender will also receive at no additional cost a warrant (the “Warrants”) to purchase 200,572 shares of Common Stock at $0.25 per share for each $50,000 loaned to us in the offering.  The Warrants are exercisable in whole or in part at any time through April 30, 2014.  The Warrants are detachable from the Notes and can be transferred in whole or in part, subject to compliance with applicable state and federal laws.  The Notes and the Warrants have not been registered under the Securities Act and are restricted securities as defined therein.  As of the closing date of the Stock Exchange Agreement discussed below, we had raised $770,000 in this offering.

In April 2011 principals of our company commenced negations with William C. Gibbs as a principal of the Green River entities in order to provide access to funding for the planned operations of the entities.   On May 5, 2011, we entered into a Stock Exchange Agreement dated April 29, 2011, as amended on June 3, 2011, with GRC, and the shareholders of GRC (the “Sellers”).  GRC is the sole owner of Green River Resources, Inc., a Utah corporation (“GRI”).  Pursuant to the terms of the agreement we agreed to issue 23,544,201 shares of our common stock to the Sellers in exchange for all of the outstanding equity securities of GRC.  In addition, we agreed to reserve for issuance 10,984,392 shares of our common stock for issuance upon exercise of outstanding warrants of GRC assumed by us at closing and 1,071,407 shares for issuance upon conversion of an outstanding promissory note of GRC also assumed by us at closing.  Closing of the agreement was held on June 3, 2011.  At the closing we issued 23,544,201 shares of common stock to the Sellers in exchange for all of the outstanding shares of GRC.  We also acquired and cancelled 17,608,203 shares of common stock for $17,436 paid to the shareholder.  Mr. White and Mr. Nestripke resigned as officers and directors and William C. Gibbs and Mark F. Lindsey were appointed to replace them.  We also appointed Gayle McKeachnie and Barry Larson to become directors effective 10 days following notification to our shareholders under Rule 14f-1 of the Exchange Act.  We also granted options to purchase 6,175,000 shares of common stock at $0.20 per share to persons designated by GRC and issued warrants to purchase 488,480 shares of common stock at the price of our next offering to persons designated by GRC.   Of these options granted, 3,950,000 were granted to Mr. Gibbs, 1,750,000 were granted to Mr. Gereluk, who became our Chief Operating Officer, 100,000 were granted to Mr. Larsen, 150,000 were granted to Mr. Lindsey, and 75,000 were granted to Mr. McKeachnie.   The options expire seven years from the date of grant and the warrants expire two years from the date of issuance.  In connection with the closing, Mr. White did not assume any role or relationship with Green River Resources Corp. or Green River Resources, Inc.

GRI is an exploration stage company which is a wholly owned subsidiary of GRC, which in turn is a wholly owned subsidiary of our company and will be engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using GRI’s proprietary technology.

Business of GRI

Overview

GRI is a Utah corporation formed in 2005 for the purpose of commercializing a process for the clean extraction of bitumen, and, if successful, mining, extracting and selling recoverable bitumen from tar sand deposits located in Utah.

In May of 2005, GRI secured a hydrocarbon extraction process that separates oil and other hydrocarbons from sand, shale, dirt and other substances, without leaving behind toxins or other contaminants. GRI acquired the right to use  this process through an Operating Agreement with Bleeding Rock, LLC (“Bleeding Rock”), a Utah limited liability company. The geographic area covered by the Operating Agreement between GRI and Bleeding Rock is limited to the area known as the Sunnyside Tar Sand Deposit in central Utah, approximately 20 miles southeast of Price, Utah.  Under the agreement, as amended, GRI is responsible for the design, engineering, construction and operation of a facility for the extraction of hydrocarbons from tar sand, oil sand and oil shale located on the mineral leases held by GRI , using technology licensed to Bleeding Rock by Natural Resource Recovery, Inc. Under the terms of the license, Bleeding Rock has a perpetual and exclusive right to develop and use their hydrocarbon extraction technology within the state of Utah and the western portion of Colorado known as the Piceance Basin. The License is in good standing and full force and effect. Bleeding Rock is not required to pay any royalties or other payments under the license. The Licensor received an equity interest in Bleeding Rock in exchange for the license of the technology.

The activities of the parties pursuant to the Operating Agreement are to be coordinated by an operating committee to be comprised of two persons from each of Bleeding Rock and GRI. The operating committee reviews and approves the engineering and construction designs and plans, schedules and expenditures, and the development of the extraction system.

In addition to the rights to develop the process technology, GRI also acquired by assignment from Bleeding Rock certain hydrocarbon and mineral leases. The leases cover approximately 1760 acres within the Sunnyside Tar Sand deposit. The site is accessible by county road and is serviced at the plant and mine site by an existing power grid. It is approximately 7 miles from an existing power plant and rail head. GRI has obtained a n independent Resource Audit and Classification report   from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource .. The Resource Audit and Classification was completed in accordance with the Provisions of the NI51-101 Guidelines and the Canadian Oil and Gas Evaluation (COGE) Handbook (the latter prepared jointly by the Canadian Institute of Mining, Metallurgy and Petroleum Society and the Society of Petroleum Evaluation Engineers). We are currently in the process of revising the report to comply with subpart 1200 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (“SEC”) for companies engaged or to be engaged in oil and gas producing activities .. The leases extend to December 31, 2013, or so long thereafter as production consists of at least 500 barrels per day.

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

We believe that with the net proceeds available from our $1,750,000 private placement of 10% convertible promissory notes, of which $770,000 was available at the closing of the GRI acquisition, together with the remaining net proceeds of $880,000 to be raised, we will be in a position to initiate items 1 through 5 above.

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for the 3,000 barrel per day plant. We have retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR, and they have completed an engineering and feasibility study with respect to a commercial plant that will produce up to 3,000 barrels of oil per day. Based on this report, we believe that a dditional financing of approximately $35 million will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

Technology

GRI performed lab and pilot plant tests on tar sands from the Utah Green River Formation to prove the viability of the technology and to understand several key elements in the process.  GRI hired an independent engineering firm .. AMEC BDR, to witness the pilot plant tests and to manage the lab work and review the results. The results of these tests are summarized as follows:

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

Based on the results of those tests, the engineering firm evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 3,000 barrels per day, with follow on scale up facilities of up to 50,000 barrels per day.  GRI is in the process of finalizing the engineering and design of the proposed plant, but requires additional financing for completion.

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

In connection with the engineering and development of the technology, we have incurred costs of approximately $100,000 over the past two years.

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

GRI has reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable bitumen on the Leases.   In addition, GRI  retained Marston & Marston, Inc to provide an updated resource estimate which management estimates will be available approximately third quarter of the fiscal year ending March 31, 2012. Marston provided GRI with a Resource Audit and Classification which was done in accordance with the Provisions of the NI51-101 Guidelines and the Canadian Oil and Gas Evaluation (COGE) Handbook (the latter prepared jointly by the Canadian Institute of Mining, Metallurgy and Petroleum Society and the Society of Petroleum Evaluation Engineers). We are currently in the process of revising the report to comply with applicable U.S. Securities and Exchange Commission (“SEC”) guidelines under subpart 1200 of Regulation S-K.

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

Projected Markets for the Company’s Oil.

The primary product to be produced by the Company will be bitumen.   There are numerous refineries within our potential marketing area. Located in the Salt Lake City area, within 130 miles, there are a number of refineries with cumulative total daily capacity of approximately 175,000 barrels per day, according to the U.S. Energy Administration. Additionally, refineries in Colorado, Wyoming and New Mexico have daily combined capacity of approximately 442,000 barrels per day. We have had the separated bitumen analyzed and submitted to various refineries.

We currently have received  indication s of interest from Silver Eagle Refinery, Woods Cross, Utah, and Milagro Energy Resources, Inc., Green River, Utah. Each refinery has indicated that the bitumen samples tested meet their refining criteria and that, subject to price and capacity, they would purchase the offtake from our facility. In the case of Milagro Energy, we have signed a non-binding letter of intent to supply up to 3,000 barrels per day, subject to our obtaining adequate financing to build and operate our facility and Milagro restarting the refinery. The projected price, in the case of Silver Eagle, is a discount to West Texas Intermediate crude, which is the world benchmark price ("WTI"), of 20%. In the case of Milagro Energy, the price is benchmarked to Plains Marketing LP's posted price for Wyoming Asphaltic crude.  Historically, Wyoming Asphaltic crude has traded at a discount of between 20 to 25% of the WTI price ..  We anticipate initially that our entire estimated output of 3,000 barrels per day will be delivered to a single refinery.  Based on our prototype trials and initial engineering, we believe that a breakeven cost is approximately $35 per barrel.  As we expand production, we will evaluate supplying product to multiple refineries, based on price and transportation costs.

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

We have contracted with an environmental consulting firm to obtain the required studies and prepare the application to obtain the large mine permit. In addition, we have contracted with a mining consultant to prepare the large mine plan. They currently estimate that the required environmental studies and other necessary items can be completed over the next few months, with the mine permit application filed in mid October. Failure to obtain the large mine permit would result in a failure of the business.

Competition

To our knowledge, there are currently no companies operating a tar sand mining and extraction company in the state of Utah. Several companies have acquired sites with tar sand deposits, including U.S. Oil Sands, but they are not in production and require significant capital to commence operations. Additionally, these companies are using processes that require water, and are unproven in commercial production.

In comparing our process to known tar sands extraction systems, GRI’s proprietary system offers a significantly reduced operating environmental impact. Our process significantly mitigates or eliminates environmental impacts typically associated with tar sand projects including:

o

Volatile Organic Hydrocarbons (VOC’s) : The solvent losses resulting from the operation of the system are minor. The system does not release any solvent to the environment. Solvent consumed by the process is recovered and conserved during the processing of the ore. In addition the process does not produce gases to a flare or vent system of any kind.

o

Water consumption/contamination: Our process neither consumes nor produces any water. It is a dry process and therefore no water is taken from or returned to the environment.

o

Energy: The process can be powered by natural gas or electrically. If it were powered by electricity, emissions associated with the energy consumption of the process could be controlled through standard power plant emission control systems. As noted above, the deposit under lease to Green River is currently serviced by electrical power lines.

o

Hydrocarbon and water wet tailings stream : Typical tar sands operations produce a waste stream of spent sand that contains a significant amount of residual hydrocarbons and water. The sand product from our process is dry and essentially free of hydrocarbons, either natural or induced through the solvent wetting process. It is directly suitable for use in reclamation efforts or can be sold as a value added product without further processing. Use of the sand in the reclamation process provides for the return of the mined material to the mine site (less the naturally occurring hydrocarbons) with no loss of material.

Our process is efficient, cost effective,  “green,” and simple when compared to other technologies currently known or used for the separation of tar sands.  By comparison, the processes utilized in Canada for the extraction of bitumen from tar sand consume significant amounts of water and have a significant environmental impact.

Approximately 3/4 of a barrel of tailings is produced for every barrel of bitumen produced by current technology. Consequently, there are thousands of acres of tailing ponds located at Canadian tar sands operations produced as a direct result of the tar sand extraction process. This is one reason why tar sands are being questioned as a source of energy for the United States.  Our process does not use water, and recaptures all of the solvent used, resulting in only clean sand as a byproduct (which can be used for reclamation or sold commercially).

Syncrude, an established producer of bitumen from oil sands in Canada has a total breakeven price (operating plus non operating costs divided by production) of about $56.00 per barrel. This number has been adjusted by our estimation of their cost of upgrading. This compares favorably with our total breakeven price of approximately WTI $35 per barrel. In addition, the projected capital cost for our 3,000 barrel per day plant would be approximately $11,300 per producing barrel per day, compared to a cost of capital for a traditional tar sands project of approximately $120,000 per producing barrel. In other words, the capital cost for our project is less than 10% of the cost of a traditional project in Canada, with operating costs of approximately half of the traditional operating costs.

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

Unregistered Sales of Securities

During the past three years we have made the following sales of securities which were not registered under the Securities Act:

On October 14, 2008, we issued a promissory note in the amount of $16,000 which we borrowed from 1st Orion Corp., a Utah corporation (“1st Orion”) owned and controlled by Laura Lee Madsen and a stockholder of our company.  On October 6, 2010, January 10, 2011, and May 17, 2011, we issued additional promissory notes in the principal amounts of $4,000, $6,000, and $5,500, respectively, which we also borrowed from 1st Orion Corp.  The notes were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act.  1st Orion was an accredited investor at the time of the issuances of the notes. Ms. Madsen on behalf of 1st Orion acknowledged appropriate investment representations with respect to the notes and consented to the imposition of restrictive legends upon the notes.  1st Orion did not enter into the note transactions with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. 1st Orion was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuances.  No selling commissions were paid in connection with these transactions.

On February 2, 2009, we issued a promissory note in the amount of $5,500 which we borrowed from to Lorikeet, Inc., a Utah corporation (“Lorikeet”) owned and controlled by Steven L. White, at the time our principal officer, a director, and principal shareholder of the Company.  On June 3, 2009, July 23, 2009, October 13, 2009, November 9, 2009, February 2, 2010, and April 22, 2010, we issued additional promissory notes in the principal amounts of $1,000, $7,500, $1,500, $2,400, $3,500, and $3,000, respectively, which we also borrowed from Lorikeet.  These notes were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act. Lorikeet was an accredited investor at the time of the issuance of the notes. Mr. White on behalf of Lorikeet acknowledged appropriate investment representations with respect to the notes and consented to the imposition of restrictive legends upon the notes. Lorikeet did not enter into the note transactions with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Lorikeet was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the note issuance.  No selling commissions were paid in connection with these transactions.

On April 4, 2011, we sold 13,540,000 shares of our common stock to LIFE Clean Power & Fuels, LLC, a Delaware limited liability company, for $13,540, or $0.001 per share.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  The purchaser of the shares was an accredited investor as defined in Regulation D.  It delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  The investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Representatives of the investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

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

Description of Our Securities

Common Stock

We are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value , our outstanding shares of which are registered under Section 12(g) of the Exchange Act ..   The holders of common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.  In the event of liquidation, holders of common stock are entitled to share ratably in the distribution of assets remaining after payment of liabilities, if any.  Holders of common stock have no cumulative voting rights and the holders of a majority of the outstanding shares have the ability to elect all of the directors.  Holders of common stock have no preemptive or other rights to subscribe for shares.  Holders of common stock are entitled to such dividends as may be declared by the board of directors out of funds legally available for dividends.  The outstanding common stock is, validly issued, fully paid and non-assessable.

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

In May 2011 we initiated a non-public offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for maximum gross proceeds of $1,750,000 , of which we had raised $770,000 as of the closing of the Stock Exchange Agreement discussed below ..

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

We believe that with the net proceeds available from our private placement of 10% convertible promissory notes, of which $770,000 was available at the closing of the GRI acquisition, together with the remaining net proceeds of $880,000 to be raised, we will be in a position to initiate items 1 through 5 above.

Management anticipates that we will be dependent, for the near future, on additional capital to fund GRI’s operating expenses and anticipated growth. During the next 12 months, additional financing of approximately $35,000,000 will be required to procure and install equipment, make necessary improvements to the site, open the mine and begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.  We anticipate raising the additional funds through equity and/or debt financings in private or public offerings, depending on market conditions. We do not currently have any source for the additional funding.  If we are unsuccessful in procuring the additional funds, we will not be successful in implementing our business plan.

We have accrued outstanding fees to Bleeding Rock under our Operating Agreement of $1,521,551.  Bleeding Rock has agreed to extend payment of these and ongoing fees payable to us under the Operating Agreement until we have achieved production of at least 3,000 barrels per day.

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

Interest expense of $5,668 during the year ended March 31, 2011, represented an increase from that of the previous year, $3,940. The promissory notes for which this interest expense was generated were repaid during first quarter of the fiscal year ending March 31, 2012.  However during the first quarter we also issued an aggregate of $770,000 in convertible promissory notes bearing interest at 10% per annum.  Because of these new obligations, we anticipate that interest expense will increase during the current fiscal year.

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

PART III

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

During the year ended March 31, 2011, Steven L. White served as the sole officer of our parent company, Millstream Ventures, Inc ..   Also during the year ended March 31, 2011, William C. Gibbs was the sole executive officer of Green River Resources Corp. (“GRC”) which became a wholly owned subsidiary of Millstream Ventures, Inc. on June 3, 2011, and Green River Resources, Inc. (“GRI”) which is a wholly owned subsidiary of GRC.  The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended March 31, 2011 and 2010:

Summary Compensation Table

Name & Principal Position	Year	Salary	All other Compensation	Total
Steven L. White, CEO	2011	0	0	0
	2010	0	0	0
William C. Gibbs, CEO of GRC and GRI	2011	$400,000(1)	$14,322(2)	$414,322
	2010	$400,000(1)	$27,051(2)	$427,051

(1)

Of the total salary payable, $143,195 and $135,000 for 2011 and 2010, respectively, remain unpaid and are accrued for these years.

(2)

This compensation represents reimbursement for health insurance in the amounts of $13,272 and $3,318, respectively, for the years ended March 31, 2011 and 2010;  for life insurance premiums paid by GRC in the amounts of $3700 and $925, respectively, for the years ended March 31, 2011 and 2010; and for disability insurance payments in the amounts of $10,079 and $10,079, respectively, for the years ended March 31, 2011 and 2010.

We do not have an employment agreement with Mr. White and as of March 31, 2011, the board of directors had not adopted any compensation policy for Mr. White.

William C. Gibbs has an employment agreement dated August 1, 2007, with GRC and GRI.  The term of the agreement is through December 31, 2013, and may be extended for successive terms.   Annual base salary payable under the agreement is $400,000, which will increase to $450,000 upon receipt of all necessary permits for the tar sands project.  The base salary will accrue until GRC receives funding of $1,000,000.  In addition, Mr. Gibbs has the right under the agreement to convert any unpaid salary into common stock of GRC following a funding event of $1,000,000 or more, at the pricing of the funding, if the outstanding balance is not paid within six months of closing.  Mr. Gibbs also has an option exercisable through December 31, 2015, to purchase 1,250,000 shares of GRC at CDN$0.35 per share.   The agreement also provides for health insurance, personal life insurance in an amount of $3,000,000, and a 401(k) plan with a 50% employer match on up to 6% of the employees contributions. By an amendment dated August 12, 2009, the Agreement term was extended to December 31, 2015 and Mr. Gibbs was provided a car allowance of $900 per month. The Agreement has change in control provisions, which Mr. Gibbs has agreed to waive upon the assumption of GRC’s obligations thereunder by the Company.

Equity Awards

No executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at March 31, 2011.

Director Compensation

At March 31, 2011, we had two directors, namely Steven L. White, who has served as our chief executive officer, and Denny W. Nestripke.   Mr. Gibbs was the sole director of GRC and GRI during the year ended March 31, 2011.   The following table sets forth certain information concerning the compensation of Mr. Nestripke for the last fiscal year ended March 31, 2011:

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Hidden Peak Partners LLC is owned 42.5% by William C. Gibbs, our CEO, Chairman, and a principal stockholder, 42.5% by Brigham Gibbs, the brother of William C. Gibbs, and 15% by William G. Gibbs, the father of William C. Gibbs.  Hidden Peak owns 50% of Bleeding Rock LLC, which owned 20,600,000 shares of GRC, and a note convertible into 1,071,407 shares, and principal stockholder of our company.  Consequently, William C. Gibbs had an indirect ownership interest in the shares owned by GRC.  Pursuant to the Operating Agreement, Bleeding Rock has agreed to provide the technology to GRC for its tar sands project. We have accrued outstanding fees to Bleeding Rock under our Operating Agreement of $1,521,551.  Bleeding Rock has agreed to extend payment of these and ongoing fees until we have achieved production of at least 3,000 barrels per day.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock Exchange Agreement dated April 29, 2011	8-K	000-53167	99.1	5/10/11
2.2	Amendment dated June 3, 2011, to Stock Exchange Agreement dated April 29, 2011	10-K	000-53167	2.2	6/9/11
3.1	Articles of Incorporation	10	000-53167	3(i)	4/14/08
3.2	Bylaws	10	000-53167	3(ii)	4/14/08
4.1	2011 Long-Term Incentive Plan	10-K	000-53167	4.1	6/9/11
10.1	Employment Agreement dated August 1, 2007, as amended, with William C. Gibbs*	10-K	000-53167	10.1	6/9/11
10.2	Operating Agreement dated May 31, 2005, and addendum thereto dated August 1, 2008, with Bleeding Rock LLC	10-K	000-53167	10.2	6/9/11
10.3	Mineral Lease Agreement dated February 23, 2005, as amended, and assignment dated November 10, 2005	10-K	000-53167	10.3	6/9/11
10.4	Mineral Lease Agreements dated January 14, 2005, as amended, and assignment dated November 10, 2005	10-K	000-53167	10.4	6/9/11
10.5	Amended and Restated Employment Agreement with Robin Gereluk dated March 31, 2011*	10-K	000-53167	10.5	6/9/11
14.1	Code of Ethics	10-K	000-53167	14.1	6/9/11
16.1	Letter dated April 5, 2011, from Child, Van Wagoner & Bradshaw, PLLC	8-K	000-53167	16.1	4/5/11
21.1	List of Subsidiaries	10-K	000-53167	21.1	6/9/11
31.1	Rule 13a-14 (a) Certification by Principal Executive and Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Financial Officer					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Financial Statements Index

The following financial statements and pro forma financial information are filed with this report and are included immediately following the signature page hereof:

AUDITED FINANCIAL STATEMENTS OF MILLSTREAM VENTURES, INC.:

Reports of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2011 and 2010

Statements of Operations for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period during the Development Stage (May 26, 2005) through March 31, 2011

Statements of Stockholders’ Deficit for the Cumulative Period During the Development Stage (May 26, 2005) through March 31, 2011

Statements of Cash Flows for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period During the Development Stage (May 26, 2005) through March 31, 2011

Notes to Financial Statements

AUDITED FINANCIAL STATEMENTS OF GREEN RIVER RESOURCES CORP.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period from Inception (December 1, 2004) through March 31, 2011

Consolidated Statements of Stockholders’ Equity (Deficit) for the Cumulative Period from Inception (December 1, 2004) through March 31, 2011

Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010, and for the Cumulative Period from Inception (December 1, 2004) through March 31, 2011

Notes to Consolidated Financial Statements

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2011

Unaudited Pro Forma Condensed Consolidated Statements of Operations for the Year Ended March 31, 2011

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millstream Ventures, Inc.

Date: July 29 , 2011

By: /s/ William C. Gibbs

       William C. Gibbs, President

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

The Company granted options to acquire shares of the Company’s common stock at $0.20 per share. The options vested at the time of the grant and are exercisable through March 31, 2018. The individuals and number of options granted are as follows: 3,950,000 options to William C. Gibbs, Chief Executive Officer; 1,750,000 options to Robin Gereluk, Chief Operating Officer; 150,000 options to Mark Lindsey, director; 100,000 options to Barry Larsen, a nominee director; 150,000 options to Murray Nye, a former director; and 75,000 options to Gayle McKeachnie, a nominee director.

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

Note 3 - Going concern

The Company does not have positive cash flows from operating activities and its ability to continue as a going concern is dependent on obtaining additional financing or the continuing financial support of its stockholders and other related parties.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities.  There can be no assurance that the Company will be successful in its efforts to obtain financing through the sale of equity or debt securities. If the Company is not able to obtain additional financing, it will be unable to construct the plant and bring it to an operational phase and will be required to cease operations.

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

b) Bridge warrants

In connection with the bridge note financing (see note 8), the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company's common stock at $0.20 per share. The warrants expire beginning January 2014 through December 2014. As of March 31, 2011 and 2010, there were 488,840 bridge warrants issued and outstanding, respectively.

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

Unaudited Pro Forma Condensed Consolidated Balance Sheet

March 31, 2011

	GRC	MSV		Pro forma	Pro forma
	March 31, 2011	March 31, 2011		Adjustments	Consolidated
Assets
Current assets:
Cash	$54,224	$ 419	[a]	$ 113,544	$ 842,698
			[b]	(78,053)
			[c]	(17,436)
			[f]	770,000
Prepaid and other assets	171,682	-		-	171,682
Total current assets	225,906	419		788,055	1,014,380
Total assets	$225,906	$ 419		$ 788,055	$ 1,014,380

Liabilities and stockholders' deficit
Current liabilities:
Notes payable, net	$175,000	$ -	[d]	$ (175,000)	$ 770,000
			[f]	770,000
Notes and accrued interest payable, related party	-	71,398	[b]	5,500	-
			[b]	(76,898)
Accounts payable	-	6,336		-	6,336
Accrued expenses	2,925,150	-	[b]	(6,655)	2,904,900
			[d]	(13,595)
Total current liabilities	3,100,150	77,734		503,352	3,681,236
Mineral lease payable	53,677	-		-	53,677
Total liabilities	3,153,827	77,734		503,352	3,734,913
Stockholders' deficit:
Common stock	479,184	21,118	[a]	17,050	524,163
			[c]	(17,608)
			[d]	875
			[e]	6,175
			[h]	23,544
Additional paid-in capital	2,697,780	11,397	[a]	96,493	3,932,804
			[c]	172
			[d]	187,721
			[e]	1,072,615
			[g]	(109,830)
			[h]	(23,544)

Deficit accumulated during the development stage	(6,104,885)	(109,830)	[e] [g]	(1,072,615) 109,830	(7,177,500)
Total stockholders' deficit	(2,927,921)	(77,315)		284,703	(2,720,533)
Total liabilities and stockholders' deficit	$225,906	$ 419		$ 788,055	$ 1,014,380

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended March 31, 2011

	GRC	MSV
	For the	For the
	Year Ended	Year Ended		Pro forma	Pro forma
	March 31, 2011	March 31, 2011		Adjustments	Consolidated

Revenues	$-	$ -		$-	$ -

Operating expenses:
Selling, general and administrative	850,295	29,697	[b]	(29,697)	850,295
Lease expense	213,044	-		-	213,044
Total expenses	1,063,339	29,697		(29,697)	1,063,339
Loss from operations	(1,063,339)	(29,697)		29,697	(1,063,399)
Other income (expense):
Interest income	87	-		-	87
Interest expense	(162,978)	(5,668)	[b]	5,668	(184,225)
			[d]	55,753
			[f]	(77,000)
Other expense	(391)	-		-	(391)
Foreign exchange rate gain	1,270	-		-	1,270
Total other income (expense)	(162,012)	(5,668)		(15,579)	(183,259)
Net loss before provision for income taxes	(1,225,351)	(35,365)		14,118	(1,246,598)
Provision for income taxes	100	-		-	100
Net loss	$(1,225,451)	$ (35,365)		$14,118	$ (1,246,698)

Earnings per share	$(0.06)	$ (0.00)			$ (0.03)

Weighted average number of common
shares (basic and diluted)	20,605,670	21,118,203	[i]	2,380,452	44,104,325

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

[b]

Elimination of MSV’s expenses to give effect to the reverse acquisition.

[c]

Payment from funds held in escrow for the benefit of MSV to acquire and retire 17,608,203 outstanding shares of its common stock.

[d]

Conversion of GRC outstanding convertible notes payable of $175,000 and accrued interest of $13,595 into 875,000 shares of common stock of MSV in connection with the Agreement, with respective adjustments to common stock of $875 and additional paid-in capital of $187,721.

These notes payable bore interest at 6% for a total interest expense pro forma adjustment to the condensed consolidated statement of operations of $55,753.

[e]

Issuance of 6,175,000 stock options with an estimated fair value of $1,072,615 by MSV as part of the Agreement. As this charge is nonrecurring in nature, it is reflected as an adjustment of pro forma deficit accumulated during the development stage, with respective adjustments to pro forma common stock and additional paid-in capital.

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