Form 10-Q
period 2011-06-30
Millstream Ventures, Inc.
filed 2011-08-15
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________________ to _______________________

Commission File Number 000-53167

MILLSTREAM VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4760 S. Highland Drive
Suite 341
Salt Lake City, UT 84117
(Address of principal executive offices) 374 East 400 South, Suite 3, Springville, UT 84664 (Former name or former address if changed since last report)

(801) 277-7888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒

44,104,325 shares of the issuer’s common stock, $.001 par value, were outstanding as of August 12, 2011.

MILLSTREAM VENTURES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Millstream Ventures, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)
(Expressed in US Dollars)

	June 30,	March 31,
	2011	2011
Assets
Current assets:
Cash	$810,741	$54,224
Prepaid and other assets	139,732	171,682
Total current assets	950,473	225,906
Property and equipment, net	9,450	-

Total assets	$959,923	$225,906

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$96,530	$-
Accrued expenses	2,645,317	2,925,150
Notes payable	-	175,000
Total current liabilities	2,741,847	3,100,150
Convertible notes payable, net of discount of $519,899	408,418	-
Convertible note payable, related party	214,669	-
Mineral lease payable	48,797	53,677
Total liabilities	3,413,731	3,153,827
Stockholders' deficit:
Preferred stock, no par value: Unlimited shares authorized; no shares issued	-	-
Common stock, $.001 par value: 200,000,000 shares authorized; 44,104,325 and 22,669,201 shares issued and outstanding, respectively	44,104	22,669
Additional paid-in capital	4,437,840	3,154,295
Deficit accumulated during the development stage	(6,935,752)	(6,104,885)
Total stockholders' deficit	(2,453,808)	(2,927,921)

Total liabilities and stockholders' deficit	$959,923	$225,906

See the accompanying notes to condensed consolidated financial statements.

Millstream Ventures, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

	For the Three	For the Three	Cumulative From
	Months Ended	Months Ended	Inception to
	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$-	$-	$-

Operating expenses:
Selling, general and administrative	840,638	201,048	5,592,303
Lease	(25,908)	55,252	1,161,524
Total expenses	814,730	256,300	6,753,827
Loss from operations	(814,730)	(256,300)	(6,753,827)
Other income (expense):
Interest expense	(16,423)	(3,171)	(201,587)
Other income	286	-	20,362
Total other income (expense)	(16,137)	(3,171)	(181,225)
Net loss before provision for income taxes	(830,867)	(259,471)	(6,935,052)
Provision for income taxes	-	-	(700)
Net loss	$(830,867)	$(259,471)	$(6,935,752)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding	29,264,624	22,699,201

See the accompanying notes to condensed consolidated financial statements.

Millstream Ventures, Inc.
(a Development Stage Company)
Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
For the Period From March 31, 2011 to June 30, 2011
(Expressed in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
Balance as of March 31, 2011	22,669,201	$22,669	$3,154,295	$(6,104,885)	$(2,927,921)

Recapitalization due to reverse merger	20,560,124	20,560	425,739	-	446,299

Conversion of notes payable to common stock in connection with reverse merger dated June 3, 2011	875,000	875	187,720	-	188,595

Issuance of stock options to officers and directors	-		584,061	-	584,061

Issuance of warrants to convertible note holders	-		86,025	-	86,025

Net loss	-		-	(830,867)	(830,867)

Balance as of June 30, 2011	44,104,325	$44,104	$4,437,840	$(6,935,752)	$(2,453,808)

See the accompanying notes to condensed consolidated financial statements.

Millstream Ventures, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

	For the Three	For the Three	Cumulative From
	Months Ended	Months Ended	Inception to
	June 30, 2011	June 30, 2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(830,867)	$(259,471)	$(6,935,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	5,452
Accretion of debt	7,719	-	114,944
Amortizaton of deferred mineral lease rent obligation	(4,880)	(2,888)	48,797
Stock-based compensation expense	584,061	19,267	1,197,680
Special warrants issued in payment for leases	-	-	188,160
Notes payable issued in payment for leases	-	-	126,840
(Increase) decrease in operating assets:
Prepaid and other assets	31,950	58,140	(139,732)
Increase (decrease) in operating liabilities:
Accounts payable	96,530	-	96,530
Accrued expenses	(63,722)	184,934	2,888,140
Accrued interest on convertible debt	8,317	-	8,317
Net cash used in operating activities	(170,892)	(18)	(2,400,624)
Cash flows from investing activities:
Acquisition of property and equipment	(9,450)	-	(14,902)
Net cash used in investing activities	(9,450)	-	(14,902)
Cash flows from financing activities:
Proceeds from issuance of notes payable	150,000	-	612,000
Proceeds from issuance of common stock and special warrants	-	-	1,827,408
Net cash received in reverse merger	852,759	-	852,759
Principal payments of notes payable	(65,900)	-	(65,900)
Net cash provided by financing activities	936,859	-	3,226,267
Net increase (decrease) in cash	756,517	(18)	810,741
Cash, beginning of the period	54,224	776	-
Cash, end of the period	$810,741	$758	$810,741

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$188,595	$-	$666,779
Convertible note issued for accrued expenses	$214,669	$-	$214,669
Issuance of warrants associated with convertible notes payable	$86,025	$-	$86,025

Supplemental disclosures of cash flow information
Interest paid	$12,153	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements.

Millstream Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of business and nature of operations

Green River Resources Corp. (an Alberta corporation) (GRC) formed on December 1, 2004 and its wholly owned subsidiary, Green River Resources, Inc. (a Utah corporation) (GRI), formed on February 16, 2005 were formed for the purpose of extracting oil from tar sands, oil sands, oil shale, and other similar types of naturally occurring hydrocarbons in a cost effective and environmentally safe manner.  As described in Note 2 below, GRC completed a merger transaction with Millstream Ventures, Inc. (“MVI”), a publicly traded company, on June 3, 2011.  As discussed in Note 2, the merger transaction is treated as a reverse acquisition with GRC treated as the accounting acquirer.  The “Company” hereafter refers to the legal parent, MVI, and its wholly owned subsidiaries, GRC and GRI.  The Company has not commenced operations and, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities, is considered a development stage company.

The Company has acquired rights to tar sand ore covering approximately 2,000 acres of prime tar sand deposits in the Sunnyside area of Utah. The Company has licensed proprietary extraction technology with Bleeding Rock, LLC ("Bleeding Rock"), which has an exclusive license to a bitumen and hydrocarbon extraction process that the Company believes separates oil and other hydrocarbons from sand, dirt and other substances on a 99% efficiency basis, without creating tailing ponds and other environmental hazards. Bleeding Rock owns a majority of the Company and is 50% owned in combination among the president of the Company and two of his relatives.

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

 2. Agreement and plan of merger

On May 5, 2011, GRC entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with MVI, a publicly held company, pursuant to which MVI agreed to issue 22,669,201 shares of its common stock to the stockholders of GRC in exchange for all of the outstanding equity securities of GRC.  MVI also agreed to issue up to 10,984,392 shares of its common stock upon exercise of warrants assumed at closing and 1,071,407 common shares upon conversion of a promissory note to Bleeding Rock.

On June 3, 2011, GRC and MVI closed the merger transaction described above.  As a result of the merger, stockholders of GRC obtained a 56% interest in MVI.  Because the stockholders of GRC obtained a majority ownership in MVI through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the operations of GRC through June 3, 2011 and reflect the consolidated operations of GRC and MVI from June 3, 2011 through June 30, 2011. As a result of the merger, GRC received approximately $853,000 in cash. In connection with the agreement, GRC lenders exchanged $175,000 in notes payable plus accrued interest of approximately $13,000 for 875,000 shares of MVI common stock.

The Company is a development stage company engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology.  As a result of the reverse merger transaction, the public company, MVI, is no longer a shell company.

Millstream Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Significant accounting policies

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K as amended for the year ended March 31, 2011.

a) Principles of consolidation
The consolidated financial statements include the accounts and operations of GRC and its wholly owned subsidiary, GRI, for the three months ended June 30, 2011, and the operations of MVI from the date of the reverse merger, June 3, 2011, through June 30, 2011.  All significant intercompany balances and transactions have been eliminated in consolidation.

b) Mineral leases
In certain cases, the Company capitalizes costs related to investments in mineral lease interests on a property-by-property basis. Such costs include mineral lease acquisition costs. Costs are deferred until such time as the extent of proven developed reserves have been determined and mineral leases interests are either developed, the property sold or the mineral lease rights are allowed to lapse.  To date all exploration and lease costs have been expensed.

c) Income taxes
The Company applies the guidance in ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred income tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

d) Stock-based compensation
The Company measures and records the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled.  The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards.

Millstream Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

e) Net loss per common share
Basic earnings or loss per common share is computed on the basis of the weighted average number of common shares outstanding during the periods.   Diluted loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per common share is the same as diluted loss per common share for the periods ended June 30, 2011 and 2010.

f) Recent accounting pronouncements
On January 21, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2009-06 did not have a material impact on the consolidated financial statements.

Note 4 – Going concern

The Company does not have positive cash flows from operating activities and its ability to continue as a going concern is dependent on obtaining additional financing or the continuing financial support of its stockholders and other related parties.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities.  There can be no assurance that the Company will be successful in its efforts to obtain financing through the sale of equity or debt securities.  If the Company is not able to obtain additional financing, it will be unable to construct the plant and bring it to an operational state and will be required to cease operations.

Note 5 – Accrued expenses

Accrued expenses consist of the following:

	June 30,	March 31,
	2011	2011
Payroll	$1,143,048	$1,137,695
Fees payable to Bleeding Rock	1,382,270	1,521,551
Mineral lease payable	73,124	195,213
Legal and professional fees	46,175	35,126
Income tax payable	700	700
Reports and engineering	-	21,273
Interest	-	13,592

Total accrued expenses	$2,645,317	$2,925,150

Millstream Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Mineral leases

During 2005, the Company acquired two tar sand mineral leases; one covering an undivided 40% interest and the other covering an undivided 20% interest in an 1,120 acre parcel.  Additionally, an undivided 16.666% interest in a 640 acre tract was acquired. These leases are located in Carbon County, Utah, have a six-year life, and require minimum yearly lease payments of $151,503, increasing to $224,579 on the fifth anniversary of the lease date if the properties have not reached commercial production.  In January 2009, the lease terms were extended through 2013.

In 2009, a third lease was entered into with William G. Gibbs, a relative of the president of the Company, for an additional undivided 5% interest in the 640 acre tract (for a total 21.666% undivided interest in the 640 acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120 acre tract. This lease has a six-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. Through June 30, 2011, no production royalties were accrued or paid because production on these properties had not commenced.  After three consecutive calendar years of production on the 1,120 acre parcel, the production royalty on the 1,120 acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

June 30,
2012	$232,562
2013	232,562
2014	176,413
2015	-
Thereafter	-

Total future minimum lease payments	$641,537

Note 7 – Notes payable

On June 3, 2011, notes payable of $150,000, related-party notes payable of $25,000, and accrued interest of approximately $13,000, were converted into 875,000 shares of common stock in connection with the Company's reverse merger.

Note 8 - Convertible notes payable

As a result of the reverse merger transaction described above, the Company assumed convertible notes payable of $770,000 on June 3, 2011.  In addition, the Company issued $150,000 of convertible notes payable during the quarter ended June 30, 2011.  These notes (the “Notes”) were issued in connection with a $1,750,000 non-public offering.  As of June 30, 2011, there was $920,000 of convertible notes payable outstanding with accrued interest of $8,318.

The Notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014.  The Notes and all accrued interest are convertible into the Company's common stock at any time by the lender at $0.249287 per common share until the due date.  The Notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the Notes also received 200,572 warrants for each $50,000 loaned to the Company.  During the quarter ended June 30, 2011, the Company granted 3,690,525 warrants in connection with this offering.  The Company recorded a debt discount related to the warrants and resulting beneficial conversion of $527,617.  The Company valued the warrant discount using the Black-Scholes pricing model using the following assumptions: term of 3 years, an average risk free interest rate of 1.03%, a dividend yield of 0%, and volatility of 149.76%.

Millstream Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Convertible note payable, related party

On May 31, 2011, the Company converted $214,281 of its outstanding balance with a related party, Bleeding Rock, into a 6% convertible promissory note.  The note is convertible into 1,071,407 shares of the Company's common stock.  The Company expects to issue the shares and convert the note during the second quarter of fiscal 2012.  As of June 30, 2011, the balance of the note was $214,669 including accrued interest of $388.

Note 10  - Warrants

The Company has three classes of warrants; namely, special warrants, bridge warrants, and convertible debt warrants.

a)
Special warrants
The Company has issued 10,495,552 warrants from its inception in exchange for cash totaling $1,826,408.  Each warrant issued, entitles the holder, without payment of additional consideration, to acquire fully paid and non-assessable common shares. The warrants can be exercised by the holder at any time.  As of June 30, 2011 and March 31, 2011, there were 10,495,522 special warrants outstanding.

b)
Bridge warrants
In connection with the issuance of certain notes payable (see note 7), the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company's common stock at $0.20 per share. As of June 30, 2011 and March 31, 2011, there were 488,840 bridge warrants outstanding.

c)
Convertible debt warrants
In connection with the Company's $1,750,000 non-public convertible note offering, the Company granted warrants to the note holders.  These warrants give the holder the right to purchase shares of the Company's common stock at $0.25 per share.  The warrants expire three years from the date of grant.  As of June 30, 2011 and March 31, 2011, there were 3,690,525 and zero warrants outstanding, respectively.

Note 11 – Stock option plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the " 2011 Plan") which reserves for the issuance of up to 7,000,000 shares of the Company's common stock.  During the three months ended June 30, 2011, the Company issued 6,175,000 options to officers and directors of the Company.  The options vest immediately, have an exercise price of $0.20 per share, and expire on March 31, 2018. The Company recorded $584,061 of compensation expense during the three months ended June 30, 2011 in connection with issuing the options.

Prior to the Company's adoption of the 2011 Plan, from time to time GRC issued stock options to certain key employees and officers and directors.  GRC had authorized a total of 3,550,000 shares of its common stock for grant as stock options.  Options to purchase shares of the GRC's common stock were granted at a price not less than 100% of the estimated market price on the date of grant.  GRC had options that vest immediately and may be exercised immediately after the date granted and options that vest over a three-year period, one third on the grant date and one third each year thereafter. As of March 31, 2011, GRC had granted 3,075,000 options under these terms.  In connection with the amended Stock Exchange Agreement dated May 31, 2011, all of the stock options issued GRC prior to June 3, 2011 were cancelled and exchanged for options issued under the 2011 Plan in connection with the reverse merger.

Millstream Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 – Stock option plan continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted below.  The assumptions used and the calculated fair value of options are as follows:

Assumption	FY 2012
Dividend yield	-
Weighted average volatility	149.76%
Risk-free interest rate	1.03%
Expected life (years)	4

The summary of option activity is presented below as of the dates and for the period ended as shown:

	Shares	Weighted average exercise price	Weighted average remaining life (years)
Balance as of March 31, 2011	3,075,000	$0.34	1.00
Options granted	6,175,000	$0.20	7.00
Options cancelled	(3,075,000)	$0.34	1.00
Balance as of June 30, 2011	6,175,000	$0.20	6.75

As of June 30, 2011, 6,175,000 options were exercisable. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2011 was $0.17.  There were no options granted during the three months ended June 30, 2010.  As of June 30, 2011, the intrinsic value of outstanding and vested stock options was $0.

Expected option lives were based on historical data of the Company.  Expected stock price volatility was based on data from comparable public companies.  The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve.  The Company has no plans to declare any future dividends.

Note 12 – Related-party transactions

From inception, pursuant to the terms of the Operating Agreement (see note 1), the Company has entered into transactions with Bleeding Rock. The Company pays Bleeding Rock a fee as required by the Operating Agreement.  Accrued fees as of June 30, 2011 and March 31, 2011 were $1,382,270 and $1,521,551, respectively. The president of the Company is also the managing executive of Bleeding Rock.  On May 31, 2011, the Company converted $214,281 of the accrued fees into a 6% convertible promissory note.  The note is convertible into 1,071,407 shares of the Company's common stock.  The Company expects to issue the shares and convert the note during the second quarter of fiscal 2012.  As of June 30, 2011, the balance of the note was $214,669 including accrued interest of $388.

In 2009, the Company entered into a mineral lease with William G. Gibbs, a relative of the president of the Company, for an additional undivided 5% interest in the 640 acre tract (for a total 21.666% undivided interest in the 640 acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120 acre tract. This lease has a six-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production.

Millstream Ventures, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 – Commitments

On August 1, 2007, the Company entered into an employment contract with the president, with a term through December 31, 2013, that provides for a minimum annual salary of $400,000 plus benefits.  Under the terms of the agreement, unpaid amounts are accrued until the Company receives funding of $1,000,000 or more, at which time the payment of the president's salary will start.  If the accrued salary is not paid within six months of funding, the president will have the right to convert accrued and unpaid amounts into common stock of the Company.  On August 12, 2009, the term of the employment agreement was extended to December 31, 2015. As of June 30, 2011 and March 31, 2011, the total accrued commitment was $1,055,216 and $1,046,884, respectively, which is reflected as selling, general and administrative expense.

On March 31, 2011, the Company entered into an employment agreement with the Chief Operating Officer, replacing all previous employment agreements, that provides for initial compensation at an hourly rate of $175 and expense reimbursements. Upon the completion of a financing by the Company of not less than $10,000,000, his compensation will increase to $300,000 annually plus all other benefits normally provided to an employee. This employment agreement is effective March 31, 2011 and terminates March 31, 2014. If certain financing benchmarks are not met on or before March 31, 2012, the employment agreement becomes null and void.

Note 14 – Subsequent events

Subsequent to June 30, 2011, the Company has issued an additional $200,000 of convertible notes payable and 802,288 warrants pursuant to its $1,750,000 private offering.

The Company has evaluated subsequent events through August 15, 2011, the date which the financial statements were available to be issued.

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

Overview

On May 5, 2011, the public company, Millstream Ventures, Inc. (“MVI”) entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with Green River Resources, Inc., a Utah corporation (“GRI”), its parent, Green River Resources Corp., an Alberta, Canada corporation (“GRC”), and the stockholders of GRC (“Sellers”), pursuant to which MVI agreed to issue 22,669,201 shares of common stock to the Sellers in exchange for all of the outstanding equity securities of GRC.  MVI also agreed to issue up to 10,984,392 shares of common stock upon exercise of warrants assumed at closing and 1,071,407 common shares upon conversion of a promissory note to Bleeding Rock.  Closing of the agreement was held on June 3, 2011.

References to “we” or the “Company” refers to MVI and its wholly owned subsidiaries, GRC and GRI, and, subsequent to the reverse merger transaction on June 3, 2011, Millstream Ventures, Inc. (“MVI”), the legal parent.

The Company is a development stage company and proposes to engage in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology.  Since December 1, 2004, the Company has been engaged in the business of acquiring and developing tar sand assets and technologies used to separate the oil contained in tar sands. The Company anticipates that its primary operations will include the mining of tar sands, the separation of oil products therefrom and the sale of oil and oil by-products.  Based on the reverse merger transaction, the public company, MVI, is no longer a shell company.

Prior to the reverse merger transaction, MVI completed a non-public offering of 13,540,000 restricted shares of common stock for gross proceeds of $13,540, and a non-public offering of 3,510,126 restricted shares of common stock for gross proceeds of $100,004 that was held in escrow until the closing of the reverse merger transaction.  Additionally, in May 2011, MVI initiated a non-public offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000.  As of the date of the reverse merger, June 3, 2011, $770,000 had been received from this offering.  Upon completion of the reverse merger, all proceeds received in these offerings were released from escrow.  Subsequent to the closing of the reverse merger transaction, the Company obtained an additional $350,000 from the non-public offering of the Notes.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 1 in our annual financial statements included in the Form 10-K/A for the year ended March 31, 2011, for a discussion of those policies.

Going Concern - This discussion and analysis of our financial position and results of operations is based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

The Company’s financial statements have been prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and the settling of liabilities in the normal course of business. Since inception of the development stage, May 26, 2005, the Company has not generated any revenue and its financial position is not sufficient to fund its planned business objective for an extended period of time. The Company is dependent on the sale of equity or debt securities in the next twelve months in order to obtain the requisite capital to continue to pursue its business objectives. If the Company is not able to obtain additional capital through the sale of equity or debt securities, it will not be able to commence production.

Mineral Leases – Due to the uncertainty regarding the recoverability of costs to acquire and maintain mineral leases, all of these costs have been expensed as incurred.

Stock-Based Compensation – The Company uses the Black-Scholes pricing model to determine the fair value of stock options granted.  For employee stock options, the Company records the grant-date fair value as expense over the period which it was earned, typically the vesting period.  For consultants the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period.

Results of Operations

Three Months Ended June 30, 2011 compared to June 30, 2010

During the three months ended June 30, 2011, our operating expenses were $814,730 which represented a 218% increase, compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, the Company recorded $584,061 in non-cash expense associated with issuing 6,175,000 fully vested stock options to officers and directors of the Company shortly after the completion of the reverse merger transaction.  Other operating expenses incurred were $230,669 for the three months ended June 30, 2011 compared to $256,300 for the three months ended June 30, 2010.  The decrease of $25,631 is primarily due to lower leasing costs partially offset by increased costs for professional fees and other public company expenses associated with completing the Company's reverse merger transaction.  Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under the Exchange Act will continue to result in our operating expenses increasing.

Liquidity and Capital Resources

As of June 30, 2011, the Company had $810,741 in cash and negative working capital of $1,791,374.  As of June 30, 2011, the Company had total liabilities of $3,413,731.

As of June 30, 2011, the Company’s total assets were $959,923 consisting of cash, prepaid and other assets, and property and equipment.  The Company received $852,759 of cash in connection with the reverse merger with MVI that occurred on June 3, 2011.  Subsequent to the reverse merger, the Company received an additional $350,000 from the issuance of convertible notes.

The Company has established a resource position, a working knowledge of the process technology and an initial list of environmental and other permits required to build a commercial plant.  Additional work to be completed as part of the project development phase includes:

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

The Company believes that with the $920,000 of proceeds received as of June 30, 2011, together with the balance of the remaining proceeds the Company expects to raise from this offering, we will be in a position to initiate items 1 through 5 above.  Additional financing of approximately $35,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

Management anticipates that we will be dependent, for the near future, on additional capital to fund operating expenses and anticipated growth. The report of the Company’s independent registered public accounting firm for the year ended March 31, 2011, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s operating losses have been funded through the issuance of equity securities and borrowings.  We will need additional funding in the future in order to continue our business operations.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2011, we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As reported in our annual report on Form 10-K for the year ended March 31, 2011, in conjunction with the closing of our agreement with GRC on June 3, 2011, we issued 10% Convertible Promissory Notes (the “Notes”) in the principal amount of $770,000, and warrants (the “Warrants”) to purchase 3,088,809 common shares.  Since the closing and through June 30, 2011, we issued Notes for an additional $150,000 in principal proceeds and issued warrants to purchase an additional 601,716 common shares.  These additional securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the additional purchasers of the Notes and Warrants was an accredited investor as defined in Regulation D.  Each such purchaser delivered appropriate investment representations with respect to the issuance of the Notes and Warrants and consented to the imposition of restrictive legends upon the Notes and the Warrant certificates.  Each additional investor represented that he, she, or it had not entered into the transaction with us as a result of, or subsequent to, any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Representatives of each additional investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  We paid selling commissions of $15,000 to Terranova in connection with the additional sales.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are furnished with this report:

31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
____________
* To be filed by amendment

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Millstream Ventures, Inc.

Date: August 15, 2011	By:	/s/ William C. Gibbs
William C. Gibbs, Chairman, President and CEO
(Principal Executive, Financial and Accounting Officer)