Form 10-K/A
period 2011-03-31
Millstream Ventures, Inc.
filed 2011-08-24
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A-2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We have revised information in the following items of this annual report:

Item–Business. We have revised the disclosure within the Overview section under the heading “Business of GRI” to provide additional information about the differences between U.S. and Canadian standards governing reserve estimates and under the heading “Government Regulation” to provide additional information as to the anticipated receipt of the necessary governmental approvals and the effect if such approvals are delayed.

This Amendment No. 2 continues to speak as of the date of the original Form 10-K for the year ended March 31, 2011, as amended on August 2, 2011, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as set forth in the first amendment or as described in the preceding paragraphs.  Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-K on June 9, 2011, as amended August 2, 2011.

Table of Contents

Page

PART I

4

ITEM 1.  Business

4

SIGNATURES

11

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

In April 2011 we completed a non-public offering of 3,510,126 restricted shares of our common stock for gross proceeds of $100,004.  The stock certificates and the proceeds from the offering were held in escrow pending closing of the transaction with Green River Resources Corp. (“GRC”), an Alberta Canada corporation, discussed below.  In the event the transaction with GRC had not been completed, the funds would have been returned to the investors and the shares would have been canceled.  At the closing of the transaction with GRC we released the stock certificates to the investors and the funds were released to us to satisfy our outstanding liabilities at closing (including $78,053 to repay outstanding promissory notes, $17,500 for legal fees, and $1,414 for transfer agent fees) and to retire 17,608,203 of our outstanding shares of common stock at closing, which shares were held by Mr. White.

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

In May of 2005, GRI secured a hydrocarbon extraction process that separates oil and other hydrocarbons from sand, shale, dirt and other substances, without leaving behind toxins or other contaminants. GRI acquired the right to use this process through an Operating Agreement with Bleeding Rock, LLC (“Bleeding Rock”), a Utah limited liability company. The geographic area covered by the Operating Agreement between GRI and Bleeding Rock is limited to the area known as the Sunnyside Tar Sand Deposit in central Utah, approximately 20 miles southeast of Price, Utah.  Under the agreement, as amended, GRI is responsible for the design, engineering, construction and operation of a facility for the extraction of hydrocarbons from tar sand, oil sand and oil shale located on the mineral leases held by GRI, using technology licensed to Bleeding Rock by Natural Resource Recovery, Inc. Under the terms of the license, Bleeding Rock has a perpetual and exclusive right to develop and use their hydrocarbon extraction technology within the state of Utah and the western portion of Colorado known as the Piceance Basin. The License is in good standing and full force and effect. Bleeding Rock is not required to pay any royalties or other payments under the license. The Licensor received an equity interest in Bleeding Rock in exchange for the license of the technology.

The activities of the parties pursuant to the Operating Agreement are to be coordinated by an operating committee to be comprised of two persons from each of Bleeding Rock and GRI. The operating committee reviews and approves the engineering and construction designs and plans, schedules and expenditures, and the development of the extraction system.

In addition to the rights to develop the process technology, GRI also acquired by assignment from Bleeding Rock certain hydrocarbon and mineral leases. The leases cover approximately 1,760 acres within the Sunnyside Tar Sand deposit. The site is accessible by county road and is serviced at the plant and mine site by an existing power grid. It is approximately 7 miles from an existing power plant and rail head. The leases extend to December 31, 2013, or so long thereafter as production consists of at least 500 barrels per day.

In accordance with the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X, these leases contain no proven reserves of oil or gas.  However, GRI has obtained an independent Resource Audit and Classification report from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on our leases as of May 29, 2009. The Resource Audit and Classification was completed in accordance with the provisions of the National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities (NI 51-101).   Such evaluation of our estimates of resources under NI 51-101 was carried out in accordance with the standards set out in the Canadian Oil and Gas Evaluation (COGE) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers and the Canadian Institute of Mining, Metallurgy & Petroleum. Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement.  An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook.  The estimate provided in this report is classified as contingent resources according to the guidelines set forth in NI 51-101 and COGE.  The project resource calculation is contingent upon completion of additional exploration drilling, processing and extraction analysis, detailed economic analysis, evolution of legal mining rights, and environmental evaluations.  There is no certainty that the project will be commercially viable to produce any portion of the resource.  As a result of the differences between the U.S. rules and Canadian standards governing disclosure of reserve or resource estimates, differing estimates of reserves or resources available under our leases are reported, and may in the future be reported, between our website and our periodic reports filed with the SEC.

The practice of preparing production and reserve quantities data under NI 51-101 differs from the U.S. rules. The primary differences between the two reporting requirements include: (i) NI 51-101 requires disclosure of proved and probable reserves and the U.S. rules require disclosure of only proved reserves; (ii) NI 51-101 requires the use of forecast prices in the estimation of reserves and the U.S. rules require the use of 12-month average prices which are held constant; (iii) NI 51-101 requires disclosure of reserves on a gross (before royalties) and net (after royalties) basis and the U.S. rules require disclosure on a net (after royalties) basis; (iv) the Canadian standards require disclosure of production on a gross (before royalties) basis and the U.S. rules require disclosure on a net (after royalties) basis; and (v) NI 51-101 requires that reserves and other data be reported on a more granular product type basis than required by the U.S. rules.

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

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for the 3,000 barrel per day plant. We have retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR, and they have completed an engineering and feasibility study with respect to a commercial plant that will produce up to 3,000 barrels of oil per day. Based on this report, we believe that additional financing of approximately $35 million will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

Technology

GRI performed lab and pilot plant tests on tar sands from the Utah Green River Formation to prove the viability of the technology and to understand several key elements in the process.  GRI hired an independent engineering firm. AMEC BDR, to witness the pilot plant tests and to manage the lab work and review the results. The results of these tests are summarized as follows:

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

GRI has reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable bitumen on our leases.  In addition, GRI retained Marston & Marston, Inc. which provided GRI with a Resource Audit and Classification report which was done in accordance with the provisions of the NI 51-101.  GRI had also requested Marston & Marston to provide an updated resource estimate of proved, probable, and possible reserves on the leases using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X.  However, we were recently informed by Marston that since its recent acquisition by Golder Associates, it no longer accepts engagements to prepare such reports under U.S. standards and we are in the process of locating another firm to provide the report.

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

We currently have received  indications of interest from Silver Eagle Refinery, Woods Cross, Utah, and Milagro Energy Resources, Inc., Green River, Utah. Each refinery has indicated that the bitumen samples tested meet there refining criteria and that, subject to price and capacity, they would purchase the offtake from our facility. In the case of Milagro Energy, we have signed a non-binding letter of intent to supply up to 3,000 barrels per day, subject to our obtaining adequate financing to build and operate our facility and Milagro restarting the refinery. The projected price, in the case of Silver Eagle, is a discount to West Texas Intermediate crude, which is the world benchmark price ("WTI") of 20%. In the case of Milagro Energy, the price is benchmarked to Plains Marketing LP's posted price for Wyoming Asphaltic crude.  Historically, Wyoming Asphaltic crude has traded at a discount of between 20 to 25% of the WTI price.  We anticipate initially that our entire estimated output of 3,000 barrels per day will be delivered to a single refinery.  Based on our prototype trials and initial engineering, we believe that a breakeven cost is approximately $35 per barrel.  As we expand production, we will evaluate supplying product to multiple refineries, based on price and transportation costs.

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

Threatened & Endangered Species Check/clearance;

c.

Soil/Vegetation/Hydrologic Studies.

The Large Mine Plan will require a number of studies and/or clearances, and will include processing of the permits described in Items 4 through 7.  The large mine plan will also require engineering and operation plans and posting of a reclamation bond.  We intend to seek the necessary business license from Carbon County and approval of the county planning and zoning prior to obtaining the large mining permit concurrent with the preparation of the large mining plan and anticipate being able to obtain the necessary license and approval from Carbon County prior to receiving the large mining permit.

We have contracted with an environmental consulting firm to obtain the required studies and prepare the application to obtain the large mine permit. In addition, we have contracted with a mining consultant to prepare the large mine plan. They currently estimate that the required environmental studies and other necessary items designated in items 4 through 7 above can be completed by the end of September 2011  or early October 2011, and that the permit application could be filed by late October 2011.  Management estimates that it will require between five and six months to process the application with the Utah Division of Oil, Gas and Mining and to receive the large mine permit. Any delays in obtaining the necessary permits would likely delay receipt of additional funding or reduce our ability to raise the necessary $35 million required to procure and install equipment, make necessary improvements to the mining site, open the mine, and begin operations of our plant.  Failure to obtain the large mine permit would result in a failure of the business.

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

o

Volatile Organic Hydrocarbons (VOC’s): The solvent losses resulting from the operation of the system are minor. The system does not release any solvent to the environment. Solvent consumed by the process is recovered and conserved during the processing of the ore. In addition the process does not produce gases to a flare or vent system of any kind.

o

Water consumption/contamination: Our process neither consumes nor produces any water. It is a dry process and therefore no water is taken from or returned to the environment.

o

Energy: The process can be powered by natural gas or electrically. If it were powered by electricity, emissions associated with the energy consumption of the process could be controlled through standard power plant emission control systems. As noted above the deposit under lease to Green River is currently serviced by electrical power lines.

o

Hydrocarbon and water wet tailings stream: Typical tar sands operations produce a waste stream of spent sand that contains a significant amount of residual hydrocarbons and water. The sand product from our process is dry and essentially free of hydrocarbons, either natural or induced through the solvent wetting process. It is directly suitable for use in reclamation efforts or can be sold as a value added product without further processing. Use of the sand in the reclamation process provides for the return of the mined material to the mine site (less the naturally occurring hydrocarbons) with no loss of material.

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

Syncrude, an established producer of bitumen from oil sands in Canada has a total breakeven price (operating plus non operating costs divided by production) of about $56.00 per barrel. This number has been adjusted by our estimation of their cost of upgrading. This compares favorably with our total breakeven price of about WTI $35 per barrel. In addition, the projected capital cost for our 3,000 barrel per day plant would be about $11,300 per producing barrel per day, compared to a cost of capital for a traditional tar sands project of approximately $120,000 per producing barrel. In other words, the capital cost for our project is less than 10% of the cost of a traditional project in Canada, with operating costs of approximately half of the traditional operating costs.

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

Date: August 23, 2011

By: /s/ William C. Gibbs

       William C. Gibbs, President