Form 10-Q/A
period 2011-06-30
Millstream Ventures, Inc.
filed 2011-08-29
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

The following exhibits are furnished with this report:

31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
____________
* Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Millstream Ventures, Inc.

Date: August 29, 2011	By:	/s/ William C. Gibbs
William C. Gibbs, Chairman, President and CEO
(Principal Executive, Financial and Accounting Officer)