Form 10-K/A
period 2011-03-31
Millstream Ventures, Inc.
filed 2011-09-01
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A-3

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

Description of Our Securities

Common Stock

We are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value, our outstanding shares of which are registered under Section 12(g) of the Exchange Act.   The holders of common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.  In the event of liquidation, holders of common stock are entitled to share ratably in the distribution of assets remaining after payment of liabilities, if any.  Holders of common stock have no cumulative voting rights and the holders of a majority of the outstanding shares have the ability to elect all of the directors.  Holders of common stock have no preemptive or other rights to subscribe for shares.  Holders of common stock are entitled to such dividends as may be declared by the board of directors out of funds legally available for dividends.  The outstanding common stock is, validly issued, fully paid and non-assessable.

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

In May 2011 we initiated a non-public offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for maximum gross proceeds of $1,750,000, of which we had raised $770,000 as of the closing of the Stock Exchange Agreement discussed below.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

During the year ended March 31, 2011, Steven L. White served as the sole officer of our parent company, Millstream Ventures, Inc.  Also during the year ended March 31, 2011, William C. Gibbs was the sole executive officer of Green River Resources Corp. (“GRC”) which became a wholly owned subsidiary of Millstream Ventures, Inc. on June 3, 2011, and Green River Resources, Inc. (“GRI”) which is a wholly owned subsidiary of GRC.  The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended March 31, 2011 and 2010:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
William C. Gibbs 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	25,746,407(3)	52.4%
Robin Gereluk 108 Point Drive NW Calgary, Alberta T3B 5B3 Canada	1,750,000(4)	3.8%
Mark F. Lindsey 60 South 600 East Suite 150 Salt Lake City, UT 84102	150,000(5)	*
Daniel F. Carlson 181 Third St., Suite 150 San Rafael, CA 94901	0	0
Edward P. Mooney 181 Third St., Suite 150 San Rafael, CA 94901	14,040,000(6)	31.8%
Executive Officers and Directors as a Group (5 Persons)	41,686,407	81.7%
Steven L. White 664 South Alvey Dr. Mapleton, UT 84664	2,391,797	5.4%
LIFE Power & Fuels LLC 181 Third St., Suite 150 San Rafael, CA 94901	14,040,000(7)	31.8%
Bleeding Rock LLC 2610 Hillsden Dr. Holladay, UT 84117	21,671,407 (8)	48.0%
Seaside 88 LP 2700 N. Ocean Dr. Suite 19 Singer Island, FL 33404	6,894,662(9)	13.8%

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

(8) Includes 1,071,407 shares issuable upon conversions of an outstanding promissory note held by this party.  These shares are included with the shares beneficially owned by William C. Gibbs above.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended March 31, 2010 and 2011 by our independent registered public accounting firms were as follows:

Fiscal Year	Amount
2010	$ 9,800 (Child, Van Wagoner & Bradshaw, PLLC)
2011	$ 5,280 (Child, Van Wagoner & Bradshaw, PLLC)
2011	$ 20,000 (Tanner LLC)

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

Date: September 1, 2011

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