Form 10-Q
period 2011-09-30
American Sands Energy Corp.
filed 2011-11-17
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________________ to ____________________

Commission File Number 000-53167

AMERICAN SANDS ENERGY CORP.
(Exact Name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4760 S. Highland Drive
Suite 341
Salt Lake City, UT 84117
(Address of principal executive offices)

(801) 277-7888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 22,052,208 shares of common stock, $.001 par value, outstanding as of November 10, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(a Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)
(Expressed in US Dollars)

	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash	$610,169	$54,224
Prepaid and other assets	79,825	171,682
Total current assets	689,994	225,906
Property and equipment, net	578	-

Total assets	$690,572	$225,906

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$114,946	$-
Accrued expenses	2,562,151	2,925,150
Notes payable	-	175,000
Total current liabilities	2,677,097	3,100,150
Convertible notes payable, net of discount of $610,211	595,428	-
Convertible note payable, related party	218,861	-
Mineral lease payable	43,918	53,677
Total liabilities	3,535,304	3,153,827
Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.001 par value: 200,000,000 shares authorized; 22,052,163 and 11,334,601 shares issued, respectively	22,052	11,334
Additional paid-in capital	4,607,112	3,165,630
Deficit accumulated during the development stage	(7,473,896)	(6,104,885)
Total stockholders' deficit	(2,844,732)	(2,927,921)

Total liabilities and stockholders' deficit	$690,572	$225,906

See the accompanying notes to unaudited condensed consolidated financial statements.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(a Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010	Cumulative From Inception of Development on December 1, 2004 to September 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development	99,605	-	99,605	-	99,605
Selling, general and administrative	297,446	234,817	1,138,084	435,865	5,889,749
Lease	53,244	51,271	27,336	106,523	1,214,768
Total expenses	450,295	286,088	1,265,025	542,388	7,204,122
Loss from operations	(450,295)	(286,088)	(1,265,025)	(542,388)	(7,204,122)
Other income (expense):
Interest expense	(88,423)	(78,318)	(104,846)	(81,489)	(290,010)
Other income	574	(211)	860	(211)	20,936
Total other income (expense)	(87,849)	(78,529)	(103,986)	(81,700)	(269,074)
Net loss before provision for income taxes	(538,144)	(364,617)	(1,369,011)	(624,088)	(7,473,196)
Provision for income taxes	-	-	-	-	(700)
Net loss	$(538,144)	$(364,617)	$(1,369,011)	$(624,088)	$(7,473,896)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.05)

Weighted average common shares outstanding - basic and diluted	22,052,163	11,349,602	18,362,510	11,349,602

See the accompanying notes to unaudited condensed consolidated financial statements.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(a Development Stage Company)
Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
For the Six Months Ended September 30, 2011
(Expressed in US Dollars)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders'
	Shares	Amount	capital	stage	deficit
Balance as of March 31, 2011	11,334,601	$11,334	$3,165,630	$(6,104,885)	$(2,927,921)

Recapitalization due to reverse merger	10,280,062	10,280	436,019	-	446,299

Conversion of notes payable to common stock in connection with reverse merger dated June 3, 2011	437,500	438	188,158	-	188,596

Issuance of stock options to officers and directors	-	-	584,061	-	584,061

Issuance of warrants to convertible note holders	-	-	233,244	-	233,244

Net loss	-	-	-	(1,369,011)	(1,369,011)

Balance as of September 30, 2011	22,052,163	$22,052	$4,607,112	$(7,473,896)	$(2,844,732)

See the accompanying notes to unaudited condensed consolidated financial statements.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010	Cumulative From Inception of Development on December 1, 2004 to September 30, 2011
Cash flows from operating activities:
Net loss	$(1,369,011)	$(624,088)	$(7,473,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	-	5,462
Accretion of debt	64,629	53,613	171,854
Amortizaton of deferred mineral lease rent obligation	(9,759)	(9,760)	43,918
Stock-based compensation expense	584,061	38,535	1,197,680
Special warrants issued in payment for leases	-	-	188,160
Notes payable issued in payment for leases	-	-	126,840
(Increase) decrease in operating assets:
Prepaid and other assets	91,857	116,282	(79,825)
Increase (decrease) in operating liabilities:
Accounts payable	114,946	-	114,946
Accrued expenses	(146,888)	310,626	2,804,974
Accrued interest on convertible debt	39,829	-	39,829
Net cash used in operating activities	(630,326)	(114,792)	(2,860,058)
Cash flows from investing activities:
Acquisition of property and equipment	(588)	-	(6,040)
Net cash used in investing activities	(588)	-	(6,040)
Cash flows from financing activities:
Proceeds from issuance of notes payable	400,000	-	862,000
Proceeds from issuance of common stock and special warrants	-	152,407	1,827,408
Net cash received in reverse merger	852,759	-	852,759
Principal payments on notes payable	(65,900)	-	(65,900)
Net cash provided by financing activities	1,186,859	152,407	3,476,267
Net increase in cash	555,945	37,615	610,169
Cash, beginning of the period	54,224	776	-
Cash, end of the period	$610,169	$38,391	$610,169

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$188,595	$-	$666,779
Convertible note issued for accrued expenses	$214,669	$-	$214,669
Issuance of warrants associated with convertible notes payable	$233,244	$-	$233,244

Supplemental disclosures of cash flow information:
Interest paid	$12,153	$-
Income taxes paid	$700	$-

See the accompanying notes to unaudited condensed consolidated financial statements.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in US Dollars)

Note 1 – Description of Business and Nature of Operations

Green River Resources Corp. (an Alberta corporation) (“GRC”) formed on December 1, 2004 and its wholly owned subsidiary, Green River Resources, Inc. (a Utah corporation) (“GRI”), formed on February 16, 2005, were formed for the purpose of extracting oil from tar sands, oil sands, oil shale, and other similar types of naturally occurring hydrocarbons in a cost effective and environmentally safe manner.  As described in Note 2 below, GRC completed a merger transaction with American Sands Energy Corp. (formerly Millstream Ventures, Inc.) (“ASEC”), a publicly traded company, on June 3, 2011.  The merger transaction is treated as a reverse acquisition with GRC treated as the accounting acquirer.  References to the “Company” refer to GRC and its wholly-owned subsidiary, GRI, prior to the reverse merger transaction on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction. The Company has not commenced operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, is considered a development stage company.

The Company has acquired rights to tar sand ore covering approximately 2,000 acres of prime tar sand deposits in the Sunnyside area of Utah.  The Company has licensed proprietary extraction technology with Bleeding Rock, LLC (“Bleeding Rock”), which has an exclusive license to a bitumen and hydrocarbon extraction process that the Company believes separates oil and other hydrocarbons from sand, dirt and other substances on a 99% efficiency basis, without creating tailing ponds and other environmental hazards.  Bleeding Rock owns a majority of the Company and is 50% owned in combination among the president of the Company and two of his relatives.

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

The activities of the parties pursuant to the Operating Agreement are to be coordinated by an operating committee to be comprised of two persons from both Bleeding Rock and the Company.  The operating committee is responsible for: (a) the review and approval of engineering and construction designs and plans, schedules and expenditures, and the development of an extraction system and (b) the consideration and approval of the budget and operating plan of the extraction facility for each fiscal year.

The term of the Operating Agreement is indefinite.  The agreement terminates if the parties so agree or either party commits a material breach that is not rectified for a period of 30 days.

Note 2 – Agreement and Plan of Merger

On May 5, 2011, GRC entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with American Sands Energy Corp. (formerly Millstream Ventures, Inc.) (“ASEC”), a publicly held company, pursuant to which ASEC agreed to issue 11,334,601 shares of its common stock to the stockholders of GRC in exchange for all of the outstanding equity securities of GRC.  ASEC also agreed to issue up to 5,492,196 shares of its common stock upon exercise of warrants assumed at closing and 535,704 common shares upon conversion of a promissory note to Bleeding Rock.

On June 3, 2011, GRC and ASEC closed the merger transaction described above.  As a result of the merger, stockholders of GRC obtained a 56% interest in ASEC.  Because the stockholders of GRC obtained a majority ownership in ASEC through the merger, the transaction has been accounted for as a reverse merger.  Accordingly, the historical financial statements reflect the operations of GRC through June 3, 2011 and reflect the consolidated operations of GRC and ASEC from June 3, 2011 through September 30, 2011.  As a result of the merger, GRC received approximately $853,000 in cash to fund operations.  In connection with the agreement, GRC lenders exchanged $175,000 plus accrued interest of $13,000 in notes payable for 437,500 shares of ASEC common stock.

On September 15, 2011, stockholders owning a majority of the voting control of the Company authorized, by written consent, an amendment to the articles of incorporation to change the name of the Company to “American Sands Energy, Corp.” and authorized the change of domicile of the Company from the State of Nevada to the State of Delaware through the merger of the Company with and into a Delaware corporation to be formed for the purpose of changing domicile.  The effective date of the change of domicile was October 19, 2011.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in US Dollars)

The Company is a development stage company engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology.  Based on the reverse merger transaction, the public company, ASEC, is no longer considered to be a shell company.

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

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.  Operating results for the three and six months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2011.

a) Principles of Consolidation
The consolidated financial statements include the accounts and operations of GRC, its wholly owned subsidiary, GRI, and the operations of ASEC from the date of the reverse merger, June 3, 2011, through September 30, 2011.  All significant intercompany balances and transactions have been eliminated in consolidation.

b) Mineral Leases
In certain cases, the Company capitalizes costs related to investments in mineral lease interests on a property-by-property basis.  Such costs include mineral lease acquisition costs.  Costs are deferred until such time as the extent of proved developed reserves has been determined and mineral lease interests are either developed, the property sold or the mineral lease rights are allowed to lapse.  To date all exploration and lease costs have been expensed.

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

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in US Dollars)

d) Reverse Stock Split
As more fully described in Note 14, effective October 19, 2011, the Company implemented a 1-for-2 reverse stock split of its issued and outstanding common stock.  All common share and per common share information in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the reverse common stock split.

e) Stock-based Compensation
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

f) Net Loss Per Common Share
Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods.  Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period.  Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments.  For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive.  Therefore, basic loss per common share is the same as diluted loss per common share for the periods ended September 30, 2011 and 2010.

g) Recent Accounting Pronouncements
On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  Further, the ASU amends guidance on employers’ disclosures about post-retirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets.  The ASU was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU 2009-06 did not have a material impact on the condensed consolidated financial statements.

Note 4 – Going Concern

The Company does not have positive cash flows from operating activities and its ability to continue as a going concern is dependent on obtaining additional financing or the continuing financial support of its stockholders and other related parties.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities.  There can be no assurance that the Company will be successful in its efforts to obtain financing through the sale of equity or debt securities.  If the Company is not able to obtain additional financing, it will be unable to construct the plant and bring it to an operational phase, and will be required to cease operations.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in US Dollars)

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	March 31, 2011
Payroll	$1,141,044	$1,137,695
Fees payable to Bleeding Rock	1,371,551	1,521,551
Mineral lease payable	49,556	195,213
Legal and professional fees	-	35,126
Income tax payable	-	700
Reports and engineering	-	21,273
Interest	-	13,592

Total accrued expenses	$2,562,151	$2,925,150

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

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses.  Through September 30, 2011, no production royalties were accrued or paid because production on these properties had not commenced.  After three consecutive calendar years of production on the 1,120 acre parcel, the production royalty on the 1,120 acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

September 30,
2012	$232,562
2013	232,562
2014	176,413
2015	-
2016	-
Therafter	-

Total future minimum lease payments	$641,537

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in US Dollars)

Note 7 – Notes Payable

On June 3, 2011, outstanding notes payable of $150,000, related-party notes payable of $25,000, and approximately $13,000 of accrued interest, were converted into 437,500 shares of common stock in connection with the Company’s reverse merger.

Note 8 – Convertible Notes Payable

As a result of the reverse merger transaction described above, the Company assumed convertible notes payable of $770,000 on June 3, 2011.  In addition, the Company has issued $400,000 of convertible notes payable subsequent to the reverse merger, including $250,000 during the three months ended September 30, 2011.  These notes were issued pursuant to a $1,750,000 private offering.  As of September 30, 2011, there was $1,170,000 of convertible notes payable outstanding with accrued interest of $35,639.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014.  The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date.  The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company.  During the six months ended September 30, 2011, the Company granted 2,346,701 warrants in connection with this offering of which 501,430 warrants were issued during the quarter ended September 30, 2011.  The Company recorded a debt discount related to the warrants and resulting beneficial conversion of $674,838.  For the 501,430 warrants issued during the quarter ended September 30, 2011, the Company valued the warrant discount using the Black-Scholes pricing model with the following assumptions: term of three years, an average risk free interest rate of 0.83%, a dividend yield of 0%, and volatility of 158.21%.  For the 1,845,263 warrants issued in the quarter ended June 30, 2011, the Company valued the warrant discount using the Black-Scholes pricing model with the following assumptions: term of three years, an average risk free interest rate of 1.03%, a dividend yield of 0%, and volatility of 149.76%.

Note 9 – Convertible Note Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding balance with a related party, Bleeding Rock LLC, into a 6% convertible promissory note.  The note is convertible into 535,704 shares of the Company’s common stock.  The Company expects to issue the shares and convert the note during the third quarter of fiscal 2012.  As of September 30, 2011, the carrying balance of the note was $218,861 including accrued interest of $4,580.

Note 10 – Warrants

The Company has three classes of warrants, namely, special warrants, bridge warrants, and convertible debt warrants.

a)   Special Warrants
The Company has issued 5,247,776 warrants from its inception in exchange for cash totaling $1,826,408.  Each warrant issued, entitles the holder, without payment of additional consideration, to acquire fully paid and non-assessable common shares.  The warrants can be exercised by the holder at any time.  As of September 30, 2011 and March 31, 2011, there were 5,247,776 special warrants outstanding.

b)    Bridge Warrants
In connection with the issuance of certain notes payable (see note 7), the Company granted bridge warrants to the note holders.  These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share.  As of September 30, 2011 and March 31, 2011, there were 244,420 bridge warrants issued and outstanding.

c)    Convertible Debt Warrants
In connection with the Company’s $1,750,000 private convertible note offering, the Company granted warrants to the note holders.  These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share.  The warrants expire on April 30, 2014.  As of September 30, 2011 and March 31, 2011, there were 2,346,701 and zero warrants outstanding, respectively.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in US Dollars)

Note 11 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 3,500,000 shares of the Company’s common stock.  During the six months ended September 30, 2011, the Company issued 3,087,500 options to officers and directors of the Company.  The options vest immediately, have an exercise price of $0.40 per share, and expire on March 31, 2018.  The Company recorded $584,061 of compensation expense during the six months ended September 30, 2011 in connection with issuing the options.  No options pursuant to the 2011 Plan were issued during the quarter ended September 30, 2011.

Prior to the Company’s adoption of the 2011 Plan, from time to time the Company issued stock options to certain key employees and officers and directors.  The Company had authorized a total of 1,775,000 shares of its common stock for grant as stock options.  Options to purchase shares of the Company’s common stock were granted at a price not less than 100% of the estimated market price on the date of grant.  The Company had options that vest immediately and may be exercised immediately after the date granted and options that vest over a three-year period, one third on the grant date and one third each year thereafter.  As of March 31, 2011, the Company had granted 1,537,500 options under these terms.  In connection with the amended Stock Exchange Agreement dated May 31, 2011, all of the stock options issued by the Company prior to June 3, 2011 were cancelled and exchanged for options issued under the 2011 Plan in connection with the Company’s reverse merger with ASEC.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted below:

Assumption
Dividend yield	-
Weighted average volatility	149.76%
Risk-free interest rate	1.03%
Expected life (years)	4

The summary of option activity for the six months ended September 30, 2011 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining life (years)
Balance as of March 31, 2011	1,537,500	$0.68	1.00
Options granted	3,087,500	0.40	7.00
Options cancelled	(1,537,500)	0.68	1.00
Balance as of September 30, 2011	3,087,500	0.40	6.75

As of September 30, 2011, 3,087,500 options were exercisable.  The weighted-average grant-date fair value of options granted during the six months ended September 30, 2011 was $0.34. There were no options granted during the six months ended  September 30, 2010.

American Sands Energy Corp.
(Formerly Millstream Ventures, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in US Dollars)

As of September 30, 2011, the intrinsic value of outstanding and vested stock options was $0.

Expected option lives were based on historical data of the Company.  Expected stock price volatility was based on data from comparable public companies.  The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve.  The Company has no plans to declare any future dividends.

Note 12 – Related-Party Transactions

From inception, pursuant to the terms of the Operating Agreement (see note 1), the Company has entered into transactions with Bleeding Rock.  The Company also pays Bleeding Rock a fee as required by the Operating Agreement.  Accrued fees as of September 30, 2011 and March 31, 2011 were $1,371,551 and $1,521,551, respectively.  The president of the Company is also the managing executive of Bleeding Rock.  On May 31, 2011, the Company converted $214,281 of the accrued fees into a 6% convertible promissory note.  The note is convertible into 535,704 shares of the Company’s common stock.  The Company expects to issue the shares and convert the note during the third quarter of fiscal 2012.  As of September 30, 2011, the carrying balance of the note was $218,861 including accrued interest of $4,580.

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

Note 13 – Commitments

On August 1, 2007, the Company entered into an employment contract with the president, with a term through December 31, 2013, that provides for a minimum annual salary of $400,000 plus benefits.  Under the terms of the agreement, unpaid amounts are accrued until the Company receives funding of $1,000,000 or more, at which time the payment of the president’s salary will start.  If the accrued salary is not paid within six months of funding, the president will have the right to convert accrued and unpaid amounts into common stock of the Company.  On August 12, 2009, the term of the employment agreement was extended to December 31, 2015.  As of September 30, 2011 and March 31, 2011, the total accrued commitment was $1,070,207 and $1,046,884, respectively, which is included as accrued expenses and selling, general and administrative expense in the accompanying condensed consolidated financial statements.

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

Note 14 – Subsequent Events

Effective October 19, 2011, the Company changed its state of domicile to the State of Delaware by merging with and into American Sands Energy Corp., a Delaware corporation incorporated on September 13, 2011, for the sole purpose of effecting the change of domicile from the State of Nevada.  As a result of the merger, the name of the Company was changed to American Sands Energy Corp.  Concurrent with the change of domicile, the Company effected a one-for-two reverse split of its outstanding common stock, with fractional shares being rounded up to the next whole share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our current and future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Overview

On May 5, 2011, the public company, American Sands Energy Corp. (formerly Millstream Ventures, Inc.) (“ASEC”) entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with Green River Resources, Inc., a Utah corporation (“GRI”), its parent, Green River Resources Corp., an Alberta, Canada corporation (“GRC”), and the shareholders of GRC (“Sellers”), pursuant to which ASEC agreed to issue 11,334,601 shares of common stock to the Sellers in exchange for all of the outstanding equity securities of GRC.  ASEC also agreed to issue up to 5,492,196 shares of common stock upon exercise of warrants assumed at closing and 535,704 common shares upon conversion of a promissory note to Bleeding Rock.  Closing of the agreement was held on June 3, 2011.

On September 15, 2011, stockholders owning a majority of the voting control of the Company authorized, by written consent, an amendment to the articles of incorporation to change the name of the Company to “American Sands Energy, Corp.” and authorized the change of domicile of the Company from the State of Nevada to the State of Delaware through the merger of the Company with and into a Delaware corporation to be formed for the purpose of changing domicile.  The effective date of the change of domicile was October 19, 2011.  Concurrent with the change of domicile, ASEC effected a one-for-two reverse split of its outstanding common stock, with fractional shares being rounded up to the next whole share.

References to “we” or the “Company” refers to GRC and its wholly owned subsidiary, GRI, prior to the reverse merger transaction on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction.

The Company is a development stage company and is engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology.  Since inception, the Company has been engaged in the business of acquiring and developing tar sand assets and technologies used to separate the oil contained in tar sands.  The Company anticipates that its primary operations will include the mining of tar sands, the separation of oil products therefrom and the sale of oil and oil by-products.  Based on the reverse merger transaction, the public company, ASEC, is no longer considered to be a shell company.

Prior to the reverse merger transaction, ASEC completed a private offering of 6,770,000 restricted shares of common stock for gross proceeds of $13,540, and a private offering of 1,755,063 restricted shares of common stock for gross proceeds of $100,004 that was held in escrow until the closing of the reverse merger transaction.  Additionally, in May 2011, ASEC initiated a private offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000.  As of the date of the reverse merger, June 3, 2011, $770,000 had been received from this offering.  Upon completion of the reverse merger, all proceeds received in these offerings were released from escrow.  Subsequent to the closing of the reverse merger transaction, the Company obtained an additional $400,000 from the private offering of the Notes.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 1 in our audited financial statements included in the Form 10-K/A for the year ended March 31, 2011, for a discussion of those policies.

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

Stock-Based Compensation – The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.  For employee stock options the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period.  For consultants the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period.

Results of Operations:

Three Months Ended September 30, 2011 compared to September 30, 2010

During the three months ended September 30, 2011, the Company incurred a net loss of $538,144 compared to a net loss of $364,617 for the three months ended September 30, 2010. During the three months ended September 30, 2011, our operating expenses were $450,295, which represented a 57% increase, compared to the three months ended September 30, 2010.  Operating expenses increased primarily due to the Company incurring $99,605 of research and development expenses in connection with developing its technology and mining plans during the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010. Selling, general and administrative expenses increased by 27% from $234,817 during the three months ended September 30, 2010 to $297,446 during the three months ended September 30, 2011 due to increased costs for professional fees and other public company expenses following the completion of the Company’s reverse merger transaction in June 2011.  Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under the Exchange Act will continue to result in our operating expenses increasing.

Interest expense increased to $88,423 for the three months ended September 30, 2011 as compared to $78,318 for the three months ended September 30, 2010.  The increase in interest costs is due to the Company having increased debt as a result of the convertible notes payable issued during fiscal 2012 coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Six Months Ended September 30, 2011 compared to September 30, 2010

During the six months ended September 30, 2011, the Company incurred a net loss of $1,369,011 compared to a net loss of $624,088 for the six months ended September 30, 2010. During the six months ended September 30, 2011, our operating expenses were $1,265,025, which represented a 133% increase, compared to operating expenses of $542,388 for the six months ended September 30, 2010.  Current year operating expenses included research and development costs of $99,605 for the six months ended September 30, 2011 compared to $0 for the six months ended September 30, 2010.  These costs related to the Company developing its technology and mining plans.  Selling, general and administrative expenses increased to $1,138,084 for the six months ended September 30, 2011 from $435,865 for the six months ended September 30, 2010. During the six months ended September 30, 2011, the Company recorded selling, general and administrative expenses of $584,061 in non-cash expense from the issuance of 3,087,500 fully vested stock options to officers and directors of the Company shortly after the completion of the reverse merger transaction.  Additional increases in selling, general and administrative expenses were from increased professional fees, commissions paid to brokers for the convertible notes issued, financing fees, public company fees and non-cash expense associated with issuing stock options as described above.  Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under the Exchange Act will continue to result in our operating expenses increasing.

Interest expense increased to $104,846 for the six months ended September 30, 2011 as compared to $81,489 for the six months ended September 30, 2010.  The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during fiscal 2012 coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $610,169 in cash and negative working capital of $1,987,103.  As of September 30, 2011, the Company had total liabilities of $3,535,304.

As of September 30, 2011, the Company’s total assets were $690,572 consisting of cash, prepaid and other assets, and property and equipment.  The Company received $852,759 of cash in connection with the reverse merger with ASEC that occurred on June 3, 2011.  Subsequent to the reverse merger, the Company received an additional $400,000 from the issuance of convertible notes.

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

The Company believes that with the $1,170,000 of proceeds from the sale of convertible notes payable received through September 30, 2011, together with the balance of the remaining proceeds the Company expects to raise from this offering, we will be in a position to initiate items 1 through 5 above.  Additional financing of approximately $35,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

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

Off-Balance Sheet Arrangements:

During the three months ended September 30, 2011, we did not engage in any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our President, who is our chief executive officer and also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As reported in our annual report on Form 10-K for the year ended March 31, 2011, and in our quarterly report on Form 10-Q for the quarter ended June 30, 2011, we have issued 10% Convertible Promissory Notes (the “Notes”) in the principal amount of $920,000, and warrants (the “Warrants”) to purchase 3,690,525 common shares (1,845,263 post reverse split shares) through June 30, 2011.  During the quarter ended September 30, 2011, we issued Notes for an additional $250,000 in principal proceeds and issued Warrants to purchase an additional 1,002,860 common shares (501,430 post split shares).  These additional securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as transactions by an issuer not involving any public offering.  Each of the additional purchasers of the Notes and Warrants was an accredited investor as defined in Regulation D.  Each such purchaser delivered appropriate investment representations with respect to the issuance of the Notes and Warrants and consented to the imposition of restrictive legends upon the Notes and the Warrant certificates.  Each additional investor represented that he, she, or it had not entered into the transaction with us as a result of, or subsequent to, any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Representatives of each additional investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  We paid selling commissions of $25,000 to European American Equities, Inc. in connection with the additional sales.

Item 6.  Exhibits

The following exhibits are furnished with this report:

2.1	Agreement and Plan of Merger dated October 7, 2011, between Millstream Ventures, Inc., a Nevada corporation, and American Sands Energy Corp., a Delaware corporation
3.1	Delaware Certificate of Incorporation, as amended
3.2	Delaware Bylaws
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: November 17, 2011	By:	/s/ William C. Gibbs
William C. Gibbs, President
(Principal Executive and Financial Officer)