Form 10-Q
period 2011-12-31
American Sands Energy Corp.
filed 2012-02-17
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _____________________

Commission File Number 000-53167

American sands energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4760 S. Highland Drive
Suite 341
Salt Lake City, UT 84117
(Address of principal executive offices)

(801) 699-3966
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

Yes ☐ No ☒

The issuer had 27,676,960 shares of common stock, $.001 par value, outstanding as of February 14, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Sands Energy Corp.

      (Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

(Expressed in US Dollars)

	December 31,	March 31,
	2011	2011
Assets
Current assets:
Cash	$374,675	$54,224
Prepaid and other current assets	38,286	171,682
Total current assets	412,961	225,906
Property and equipment, net	2,341	—

Total assets	$415,302	$225,906

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$50,945	$—
Accrued expenses	2,648,432	2,925,150
Notes payable	—	175,000
Total current liabilities	2,699,377	3,100,150
Convertible notes payable, net of discount of $588,934	722,427	—
Convertible note payable, related party	222,101	—
Mineral lease payable	39,038	53,677
Total liabilities	3,682,943	3,153,827

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.001 par value: 200,000,000 shares authorized; 27,676,960 and 11,334,646 shares issued, respectively	27,677	11,334
Additional paid-in capital	4,640,790	3,165,630
Deficit accumulated during the development stage	(7,936,108)	(6,104,885)
Total stockholders' deficit	(3,267,641)	(2,927,921)

Total liabilities and stockholders' deficit	$415,302	$225,906

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	For the Three	For the Three	For the Nine	For the Nine	Cumulative From
	Months Ended	Months Ended	Months Ended	Months Ended	Inception to
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	12,260	—	111,865	—	111,865
Selling, general and administrative	301,932	220,416	1,440,016	656,281	6,191,681
Lease	53,278	53,262	80,614	159,785	1,268,046
Total operating expenses	367,470	273,678	1,632,495	816,066	7,571,592
Loss from operations	(367,470)	(273,678)	(1,632,495)	(816,066)	(7,571,592)
Other income (expense):
Interest expense	(94,541)	(40,744)	(199,387)	(122,233)	(384,551)
Other income	49	7	909	(204)	20,985
Total other income (expense)	(94,492)	(40,737)	(198,478)	(122,437)	(363,566)
Net loss before provision for income taxes	(461,962)	(314,415)	(1,830,973)	(938,503)	(7,935,158)
Provision for income taxes	(250)	—	(250)	—	(950)
Net loss	$(462,212)	$(314,415)	$(1,831,223)	$(938,503)	$(7,936,108)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.08)	$(0.04)
Weighted average common shares outstanding - basic and diluted	23,698,860	21,614,708	22,502,861	21,614,708

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

For the Nine Months Ended December 31, 2011

(Expressed in US Dollars)

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	capital	stage	deficit
Balance as of March 31, 2011	11,334,646	$11,334	$3,165,630	$(6,104,885)	$(2,927,921)

Recapitalization due to reverse merger	10,280,062	10,280	435,495	—	445,775

Conversion of notes payable to common stock in connection with reverse merger dated June 3, 2011	437,500	438	188,157	—	188,595

Issuance of stock options to officers and directors	—	—	584,062	—	584,062

Issuance of warrants to convertible note holders	—	—	273,071	—	273,071

Exercise of special warrants	5,624,752	5,625	(5,625)	—	—

Net loss	—	—	—	(1,831,223)	(1,831,223)

Balance as of December 31, 2011	27,676,960	$27,677	$4,640,790	$(7,936,108)	$(3,267,641)

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US Dollars)

	For the Nine	For the Nine	Cumulative From
	Months Ended	Months Ended	Inception to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(1,831,223)	$(938,503)	$(7,936,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	192	—	5,644
Gain on disposal of fixed assets	(49)	—	(49)
Accretion of debt	125,207	80,419	232,432
Amortizaton of deferred mineral lease rent obligation	(14,639)	(14,640)	39,038
Stock-based compensation expense	584,062	57,802	1,197,681
Special warrants issued in payment for leases	—	—	188,160
Notes payable issued in payment for leases	—	—	126,840
(Increase) decrease in operating assets:
Prepaid and other assets	133,396	171,682	(38,286)
Increase (decrease) in operating liabilities:
Accounts payable	50,945	—	50,945
Accrued expenses	(60,607)	483,937	2,891,255
Accrued interest on convertible debt	73,792	—	73,792
Net cash used in operating activities	(938,924)	(159,303)	(3,168,656)
Cash flows from investing activities:
Acquisition of property and equipment	(3,072)	—	(8,524)
Disposal of property and equipment	588	—	588
Net cash used in investing activities	(2,484)	—	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	475,000	—	937,000
Proceeds from issuance of common stock and special warrants	—	159,407	1,827,408
Net cash received in reverse merger	852,759	—	852,759
Principal payments on notes payable	(65,900)	—	(65,900)
Net cash provided by financing activities	1,261,859	159,407	3,551,267
Net increase in cash	320,451	104	374,675
Cash, beginning of the period	54,224	776	—
Cash, end of the period	$374,675	$880	$374,675

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$188,595	$—	$666,779
Convertible note issued for accrued expenses	$214,669	$—	$214,669
Issuance of warrants associated with convertible notes payable	$273,071	$—	$273,071

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

 Note 1 - Description of Business and Nature of Operations

Green River Resources Corp. (an Alberta corporation) (“GRC”) formed on December 1, 2004 and its wholly owned subsidiary, Green River Resources, Inc. (a Utah corporation) (“GRI”), formed on February 16, 2005, were formed for the purpose of extracting oil from tar sands, oil sands, oil shale, and other similar types of naturally occurring hydrocarbons in a cost effective and environmentally safe manner. As described in Note 2, GRC completed a merger transaction with American Sands Energy Corp. (formerly Millstream Ventures, Inc.) (“ASEC”), a publicly traded company, on June 3, 2011. The merger transaction is accounted for as a reverse acquisition with GRC treated as the accounting acquirer.

On December 31, 2011, GRC, a wholly owned non-operating subsidiary of ASEC was voluntarily dissolved under the Business Corporation Act of the Provence of Alberta, Canada. As a result of the dissolution, ASEC assumed all of the outstanding stock of GRI which was the sole asset of GRC at the time of dissolution. References to the “Company” refer to GRC and its wholly owned subsidiary, GRI, prior to the reverse merger transaction on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction until December 31, 2011, and GRI and ASEC after December 31, 2011. The Company has not commenced operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, is considered a development stage company.

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

The Company and Bleeding Rock entered into an Operating Agreement dated May 31, 2005 (amended on August 1, 2008) (the “Operating Agreement”), whereby the Company would develop and operate a bitumen extraction system. Specifically, the agreement provided that the Company design, engineer, construct and operate a facility for the extraction of hydrocarbons from tar sand, oil sand and oil shale located on the leases held by the Company.

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

The term of the Operating Agreement is indefinite. The agreement terminates if the parties so agree or either party commits a material breach that is not rectified for a period of 30 days. See Note 14.

Note 2 - Agreement and Plan of Merger

On May 5, 2011, GRC entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with American Sands Energy Corp., a publicly held company, pursuant to which ASEC agreed to issue 11,334,646 shares of its common stock to the stockholders of GRC in exchange for all of the outstanding equity securities of GRC. ASEC also agreed to issue up to 5,492,196 shares of its common stock upon exercise of warrants assumed at closing and 535,704 common shares upon conversion of a promissory note to Bleeding Rock.

On June 3, 2011, GRC and ASEC closed the merger transaction described above. As a result of the merger, stockholders of GRC obtained a 56% interest in ASEC. Because the stockholders of GRC obtained a majority ownership in ASEC through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the consolidated operations of GRC through June 3, 2011 and reflect the consolidated operations of GRC and ASEC from June 3, 2011 through December 31, 2011. As a result of the merger, GRC received approximately $853,000 in cash to fund operations. In connection with the agreement, GRC lenders exchanged $175,000 in notes payable plus accrued interest of $13,000 for 437,500 shares of ASEC common stock.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

On September 15, 2011, stockholders owning a majority of the voting control of the Company authorized, by written consent, an amendment to the articles of incorporation to change the name of the Company to “American Sands Energy Corp.” and authorized the change of domicile of the Company from the State of Nevada to the State of Delaware through the merger of the Company with and into a Delaware corporation to be formed for the purpose of changing domicile. The effective date of the change of domicile was October 19, 2011.

The Company is a development stage company engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Based on the reverse merger transaction, the public company, ASEC, is no longer considered to be a shell company.

Note 3 – Significant Accounting Policies

These unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2011.

a) Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of GRC, its wholly owned subsidiary, GRI, and the operations of ASEC from the date of the reverse merger, June 3, 2011, through December 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation.

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

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of the voluntary dissolution of GRC on December 31, 2011, the Company may not be able to utilize net operating loss carryforwards generated by GRC to offset future taxable income. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

d) Reverse Stock Split

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

f) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the periods ended December 31, 2011 and 2010.

g) Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The adoption of ASU 2011-05 and ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

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

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,	March 31,
	2011	2011
Payroll	$1,152,324	$1,137,695
Fees payable to Bleeding Rock	1,446,551	1,521,551
Mineral lease payable	49,557	195,213
Legal and professional fees	—	35,126
Income tax payable	—	700
Reports and engineering	—	21,273
Interest	—	13,592

Total accrued expenses	$2,648,432	$2,925,150

Note 6 – Mineral Leases

During 2005, the Company acquired two tar sand mineral leases; one covering an undivided 40% interest and the other covering an undivided 20% interest in a 1,120-acre parcel. Additionally, an undivided 16.666% interest in a 640-acre tract was acquired. These leases are located in Carbon County, Utah, have a six-year life, and require minimum yearly lease payments of $151,503, increasing to $224,579 on the fifth anniversary of the lease date if the properties have not reached commercial production. In January 2009, the lease terms were extended through 2013.

In 2009, a third lease was entered into with William G. Gibbs, a relative of the president of the Company, for an additional undivided 5% interest in the 640-acre tract (for a total 21.666% undivided interest in the 640-acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre tract. This lease has a six-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. Through December 31, 2011, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

Future minimum lease payments are as follows for the years ending:

Future Minimum Lease Payments

December 31,
2012	$232,544
2013	232,544
2014	176,413

Total future minimum lease payments	$641,501

Note 7 – Notes Payable

On June 3, 2011, outstanding notes payable of $150,000, related-party notes payable of $25,000, and approximately $13,000 of accrued interest, were converted into 437,500 shares of common stock in connection with the Company’s reverse merger.

Note 8 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $475,000 of convertible notes payable subsequent to the reverse merger, including $75,000 during the three months ended December 31, 2011. These notes were issued pursuant to a $1,750,000 private offering. As of December 31, 2011, there was $1,245,000 of convertible notes payable outstanding with accrued interest of $66,360.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. During the nine months ended December 31, 2011, the Company granted 2,497,122 warrants in connection with this offering of which 150,429 warrants were issued during the quarter ended December 31, 2011. The Company recorded a debt discount related to the warrants and resulting beneficial conversion of $714,664. For the 150,429 warrants issued during the quarter ended December 31, 2011, the Company valued the warrant discount using the Black-Scholes pricing model with the following assumptions: average term of 2.5 years, an average risk free interest rate of 1.08%, a dividend yield of 0%, and volatility of 170.44%. For the 501,430 warrants issued in the quarter ended September 30, 2011, the Company valued the warrant discount using the Black-Scholes pricing model with the following assumptions: term of three years, an average risk free interest rate of 0.83%, a dividend yield of 0%, and volatility of 158.21%. For the 1,845,263 warrants issued in the quarter ended June 30, 2011, the Company valued the warrant discount using the Black-Scholes pricing model with the following assumptions: term of three years, an average risk free interest rate of 1.03%, a dividend yield of 0%, and volatility of 149.76%.

Note 9 – Convertible Note Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding balance with a related party, Bleeding Rock LLC, into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of December 31, 2011, the carrying balance of the note was $222,101, including accrued interest of $7,820.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

Note 10 – Warrants

The Company has three classes of warrants, namely, special warrants, bridge warrants, and convertible debt warrants.

a)	Special Warrants

The Company has issued 5,624,752 warrants from its inception in exchange for cash totaling $1,826,408. Each warrant issued, entitles the holder, without payment of additional consideration, to acquire fully paid and non-assessable common shares. The warrants can be exercised at the option of the holder or the Company at any time. In December 2011, the Company elected to exchange the special warrants for common stock of the Company. As of December 31, 2011 and March 31, 2011, there were zero and 5,624,752 special warrants outstanding.

b)	Bridge Warrants

In connection with the issuance of certain notes payable (see Note 7), the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share. As of December 31, 2011 and March 31, 2011, there were 244,420 bridge warrants issued and outstanding.

c)	Convertible Debt Warrants

In connection with the Company’s $1,750,000 private convertible note offering, the Company granted warrants to the note holders. These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of December 31, 2011 and March 31, 2011, there were 2,497,122 and zero warrants outstanding, respectively.

Note 11 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the nine months ended December 31, 2011, the Company issued 3,087,500 options to officers and directors of the Company outside of the 2011 Plan, including 1,537,500 issued in connection with the stock option exchange described below. The options vest immediately, have an exercise price of $0.40 per share, and expire on March 31, 2018. The Company recorded $584,062 of compensation expense during the nine months ended December 31, 2011 in connection with issuing the options. In September 2011, the Company issued 75,000 five-year options to directors of the Company under the 2011 Plan. The options have a $0.50 exercise price and vest 25% immediately and 25% per year at the beginning of each of the next three subsequent years. No options pursuant to the 2011 Plan were issued during the quarter ended December 31, 2011.

Prior to the Company’s adoption of the 2011 Plan, from time to time the Company issued stock options to certain key employees, officers and directors. The Company had authorized a total of 1,775,000 shares of its common stock for grant as stock options. Options to purchase shares of the Company’s common stock were granted at a price not less than 100% of the estimated market price on the date of grant. The Company had options that vest immediately and may be exercised immediately after the date granted and options that vest over a three-year period, one third on the grant date and one third each year thereafter. As of March 31, 2011, the Company had granted 1,537,500 options under these terms. In connection with the amended Stock Exchange Agreement dated May 31, 2011, all of the stock options issued by the Company prior to June 3, 2011 were cancelled and exchanged for new options issued outside of the 2011 Plan in connection with the Company’s reverse merger with ASEC. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted below:

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

Assumption
Dividend yield	-
Weighted average volatility	149.76%
Risk-free interest rate	1.03%
Expected life (years)	4

The summary of option activity for the nine months ended December 31, 2011 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining life (years)
Balance as of March 31, 2011	1,537,500	$0.68	1.00
Options granted	3,162,500	0.40	6.21
Options cancelled	(1,537,500)	0.68	1.00
Balance as of December 31, 2011	3,162,500	0.40	6.21

As of December 31, 2011, 3,106,250 options were exercisable. The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2011 was $0.34. There were no options granted during the nine months ended December 31, 2010. As of December 31, 2011, the intrinsic value of outstanding and vested stock options was $0.

Expected option lives were based on historical data of the Company. Expected stock price volatility was based on data from comparable public companies. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

Note 12 – Related-Party Transactions

From inception, pursuant to the terms of the Operating Agreement (see Notes 1 and 14), the Company has entered into transactions with Bleeding Rock. The Company also pays Bleeding Rock a fee as required by the Operating Agreement. Accrued fees as of December 31, 2011 and March 31, 2011 were $1,446,551 and $1,521,551, respectively. The President of the Company is also the managing executive of Bleeding Rock. On May 31, 2011, the Company converted $214,281 of the accrued fees into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of December 31, 2011, the carrying balance of the note was $222,101 including accrued interest of $7,820.

In 2009, the Company entered into a mineral lease with William G. Gibbs, a relative of the President of the Company, for an additional undivided 5% interest in the 640-acre tract (for a total 21.666% undivided interest in the 640-acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre tract. This lease has a six-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production.

Note 13 – Commitments

On August 1, 2007, the Company entered into an employment contract with the President, with a term through December 31, 2013, that provides for a minimum annual salary of $400,000 plus benefits. Under the terms of the agreement, unpaid amounts are accrued until the Company receives funding of $1,000,000 or more, at which time the payment of the President’s salary will start. If the accrued salary is not paid within six months of funding, the President will have the right to convert accrued and unpaid amounts into common stock of the Company. On August 12, 2009, the term of the employment agreement was extended to December 31, 2015. As of December 31, 2011 and March 31, 2011, the total accrued commitment was $1,070,207 and $1,046,884, respectively, which is included as accrued expenses and selling, general and administrative expense in the accompanying condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

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

Note 14 – Subsequent Events

In January 2012, the Company issued a convertible note for an additional $250,000 in principal proceeds and issued warrants to purchase an additional 501,430 common shares.

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from tar sands and oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company.

Contemporaneous with the execution of the License Agreement described above and the Termination Agreement described below, the Company entered into a Gross Royalty Agreement with Bleeding Rock whereby the Company is obligated to pay a royalty equal to 1.5% of the gross receipts from future projects using the technology, excluding the current project in Sunnyside, Utah.

Effective January 24, 2012, the Company entered into a Termination Agreement with GRI (the “Termination Agreement”). The purpose of the agreement was to terminate the Operating Agreement dated May 31, 2005, as amended, between Bleeding Rock and GRI (the “Operating Agreement”). Pursuant to the Operating Agreement GRI had obtained the rights through Bleeding Rock to utilize a process for the development, engineering and extraction of hydrocarbons from tar sands. In light of conversations with potential investors, the Company determined that having the technology licensed directly to the Company rather than through Bleeding Rock and the Operating Agreement would be beneficial to fund raising prospects.

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note is due and payable in one year from the date of the note and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. The Company is not responsible for the repayment of the note issued by GRI except for issuing stock if the note is converted.

On January 31, 2012, the Company completed its non-public offering of 10% convertible promissory notes (the “Notes”) and warrants exercisable through April 30, 2014 (the “Warrants”). The Notes bear interest at the rate of 10% per annum. Principal and interest on the Notes will be due and payable on or before April 30, 2014. The Notes are subject to prepayment by the Company upon 30 days’ prior notice. The Warrants are exercisable in whole or in part at any time through April 30, 2014, at $0.50 per share. The Company sold Notes in the aggregate amount of $1,515,000 which are convertible into 3,030,000 shares of common stock of the Company, and Warrants to purchase a total of 3,038,667 common shares. The rate of conversion of the Notes and the exercise feature of the Warrants reflect the one-for-two reverse stock split effective October 19, 2011.

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

Overview

On May 5, 2011, the public company, American Sands Energy Corp. (formerly Millstream Ventures, Inc.) (“ASEC”) entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with Green River Resources, Inc., a Utah corporation (“GRI”), its parent, Green River Resources Corp., an Alberta, Canada corporation (“GRC”), and the shareholders of GRC (“Sellers”), pursuant to which ASEC agreed to issue 11,334,646 shares of common stock to the Sellers in exchange for all of the outstanding equity securities of GRC. ASEC also agreed to issue up to 5,492,196 shares of common stock upon exercise of warrants assumed at closing and 535,704 common shares upon conversion of a promissory note to Bleeding Rock. Closing of the agreement was held on June 3, 2011.

On September 15, 2011, stockholders owning a majority of the voting control of the Company authorized, by written consent, an amendment to the articles of incorporation to change the name of the Company to “American Sands Energy Corp.” and authorized the change of domicile of the Company from the State of Nevada to the State of Delaware through the merger of the Company with and into a Delaware corporation to be formed for the purpose of changing domicile. The effective date of the change of domicile was October 19, 2011. Concurrent with the change of domicile, ASEC effected a one-for-two reverse split of its outstanding common stock, with fractional shares being rounded up to the next whole share.

On December 31, 2011, GRC, a wholly owned non-operating subsidiary of ASEC was voluntarily dissolved under the Business Corporation Act of the Provence of Alberta, Canada. As a result of the dissolution, ASEC assumed all of the outstanding stock of GRI which was the sole asset of GRC at the time of dissolution. References to “we” or the “Company” refers to GRC and its wholly owned subsidiary, GRI, prior to the reverse merger transaction on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction until December 31, 2011, and GRI and ASEC after December 31, 2011.

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

Prior to the reverse merger transaction, ASEC completed a private offering of 6,770,000 restricted shares of common stock for gross proceeds of $13,540, and a private offering of 1,755,063 restricted shares of common stock for gross proceeds of $100,004 that was held in escrow until the closing of the reverse merger transaction. Additionally, in May 2011, ASEC initiated a private offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000. As of the date of the reverse merger, June 3, 2011, $770,000 had been received from this offering. Upon completion of the reverse merger, all proceeds received in these offerings were released from escrow. Subsequent to the closing of the reverse merger transaction through December 31, 2011, the Company obtained an additional $475,000 from the private offering of the Notes.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 1 to our audited financial statements included in the Form 10-K/A for the year ended March 31, 2011, for a discussion of those policies.

Going Concern – This discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

The Company’s financial statements have been prepared using US GAAP assuming the Company is a going concern, which contemplates the realization of assets and the settling of liabilities in the normal course of business. Since inception of the development stage, the Company has not generated any revenue and its financial position is not sufficient to fund its planned business objective for an extended period of time. The Company is dependent on the sale of equity or debt securities in the next twelve months in order to obtain the requisite capital to continue to pursue its business objectives. If the Company is not able to obtain additional capital through the sale of equity or debt securities, it will not be able to commence production.

Mineral Leases – Due to the uncertainty regarding the recoverability of costs to acquire and maintain mineral leases, to date all costs to acquire and maintain mineral leases have been expensed as incurred.

Stock-Based Compensation – The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For warrants issued to lenders, the Company records the grant-date fair value of the warrants and any resulting beneficial conversion feature for convertible debt, as a note discount. The discount is then amortized over the estimated life of the warrant as non-cash interest expense.

Results of Operations:

Three Months Ended December 31, 2011 compared to December 31, 2010

During the three months ended December 31, 2011, the Company incurred a net loss of $462,212 compared to a net loss of $314,415 for the three months ended December 31, 2010. During the three months ended December 31, 2011, our operating expenses were $367,470, which represented a 34% increase, compared to the three months ended December 31, 2010. Selling, general and administrative expenses increased by 37% from $220,416 during the three months ended December 31, 2010 to $301,932 during the three months ended December 31, 2011 due to increased costs for professional fees and other public company expenses following the completion of the Company’s reverse merger transaction in June 2011. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will continue to result in our operating expenses increasing.

Interest expense increased to $94,541 for the three months ended December 31, 2011 as compared to $40,744 for the three months ended December 31, 2010. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during our fiscal year ending March 31, 2012 (“Fiscal 2012”) coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Nine Months Ended December 31, 2011 compared to December 31, 2010

During the nine months ended December 31, 2011, the Company incurred a net loss of $1,831,223 compared to a net loss of $938,503 for the nine months ended December 31, 2010. During the nine months ended December 31, 2011, our operating expenses were $1,632,495, which represented a 100% increase, compared to operating expenses of $816,066 for the nine months ended December 31, 2010. Operating expenses included research and development costs of $111,865 for the nine months ended December 31, 2011 compared to $0 for the nine months ended December 31, 2010. These costs related to the Company developing its technology and mining plans. Selling, general and administrative expenses increased to $1,440,016 for the nine months ended December 31, 2011 from $656,281 for the nine months ended December 31, 2010. During the nine months ended December 31, 2011, the Company recorded selling, general and administrative expenses of $584,062 in non-cash expense from the issuance of 3,087,500 fully vested stock options to officers and directors of the Company shortly after the completion of the reverse merger transaction. Additional increases in selling, general and administrative expenses were from increased professional fees, commissions paid to brokers for the convertible notes issued, financing fees, public company fees and non-cash expense associated with issuing stock options as described above. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will continue to result in our operating expenses increasing.

Interest expense increased to $199,387 for the nine months ended December 31, 2011 as compared to $122,233 for the nine months ended December 31, 2010. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during Fiscal 2012 coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2011, the Company had $374,675 in cash and negative working capital of $2,286,416. As of December 31, 2011, the Company had total liabilities of $3,682,943.

As of December 31, 2011, the Company’s total assets were $415,302 consisting of cash, prepaid and other current assets, and property and equipment. The Company received $852,759 of cash in connection with the reverse merger transaction that occurred on June 3, 2011. Subsequent to the reverse merger, the Company received an additional $475,000 from the issuance of convertible notes.

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

The Company believes that with the $1,245,000 of proceeds from the sale of convertible notes payable received through December 31, 2011, together with the balance of the remaining proceeds the Company expects to raise from the sale of convertible notes, we will be in a position to initiate items 1 through 5 above. Additional financing of approximately $35,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

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

Off-Balance Sheet Arrangements

During the three months ended December 31, 2011, we did not engage in any off-balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 5. Other Information

On November 11, 2011, the Board of Directors adopted a Code of Ethics, a copy of which is included as an exhibit to this report.

Item 6. Exhibits

The following exhibits are furnished with this report:

31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	Code of Ethics adopted on November 11, 2011
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: February 16, 2012	By: /s/ William C. Gibbs
William C. Gibbs, President
(Principal Executive and Financial Officer)

