Form 10-K
period 2012-03-31
American Sands Energy Corp.
filed 2012-06-22
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53167

American Sands Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4760 S. Highland Dr., Suite 341, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 699-3966

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,021,555.

The number of shares outstanding of the registrant’s common stock on June 6, 2012, was 28,766,741.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant's proxy or information statement related to its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant's fiscal year end of March 31, 2012 are incorporated by reference into Part III of this Report.	III

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to American Sands Energy Corp., a Delaware corporation, and its wholly owned subsidiary, Green River Resources, Inc., a Utah corporation.

PART I

ITEM 1. Business

Overview

American Sands Energy Corp. (“ASEC”) is a development stage company that proposes to engage in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sand assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

We have obtained a license for a hydrocarbon extraction process that separates oil and other hydrocarbons from sand, shale, dirt and other substances, without leaving behind toxins or other contaminants. We are currently developing our first project on certain hydrocarbon and mineral leases which cover approximately 1,760 acres near Sunnyside, Utah (the “Sunnyside Project”). In accordance with the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X, these leases contain no proven reserves of oil or gas. However, we have obtained an independent Resource Audit and Classification report dated May 29, 2009, from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on our leases.

To date, we have acquired extensive bitumen resources, a working knowledge of the process technology and have initiated applications for mining, environmental and other permits required to build a commercial plant (the “Commercial Facility”). Additional work to be completed as part of the project development phase includes:

1.	Final mine planning and civil engineering for the Sunnyside Project.
2.	Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.
3.	Determination of technical and economic parameters for the commercial scale use of the process, including engineering.
4.	Preparation of environmental impact statements and receipt of federal and state regulatory agency approval for the Commercial Facility.
5.	Completion of environmental and permitting work for the Commercial Facility.

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for the 3,000 barrel per day plant. We have retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, and they have completed an engineering and feasibility study with respect to a commercial plant that will produce up to 3,000 barrels of oil per day. We have also retained an environmental engineering and consulting firm to assist us in preparing and filing the necessary mine and environmental permits to operate a large mine. Based on the information from our consultants, we believe that additional financing of approximately $50 million will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

We performed lab and pilot plant tests on oil sands from the Utah Green River Formation to prove the viability of the technology and to understand several key elements in the process. We hired an independent engineering firm, AMEC BDR Limited, to witness the pilot plant tests and to manage the lab work and review the results. The results of these tests are summarized as follows:

—	The bitumen was completely separated from the sand, leaving the sand “oil” free.
—	No sand particles or other contaminates were found in the separated bitumen.
—	The sand product contained less than 2 ppm of solvent residue and presents no environmental liability and can be returned to the mine site or sold.
—	Solvent losses to the bitumen product were also insignificant. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs are minimal.
—	The compositional characteristics of the bitumen were not altered by the process; therefore, the bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.
—	The composition and properties of the solvent recovered by the process were not altered by the process; therefore, the solvent can be recycled through the process without further conditioning or processing.

Based on the results of those tests, the engineering firm evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 3,000 barrels per day, with possible future expansion of facilities of up to 50,000 barrels per day, subject to market conditions and the availability of financing on terms acceptable to the Company.

In addition to the initial tests that were performed in 2006, we recently began testing oil sand ore from the Sunnyside Project on a new system designed by SRS Engineering International, pursuant to a current license agreement. These tests will provide additional information to be used in the design of the 3,000 barrel per day facility.

Historical Development of the Company

We were originally incorporated in the State of Utah on April 7, 1983, as Carbon Technologies, Inc. for the purpose of engaging in the carbon fiber technology business. Subsequently, we became inactive and in 2005 we changed our corporate domicile to the State of Nevada and our name to Millstream Ventures, Inc. On October 19, 2011, we again changed the name of the Company to American Sands Energy Corp. and changed the domicile of the Company to the State of Delaware. In 2011, we actively began the search for a new business venture. On June 3, 2011, we completed a reverse acquisition transaction with Green River Resources Corp., a Canadian company formed in 2004 (“GRC”) and its wholly owned subsidiary, Green River Resources, Inc., a Utah corporation formed in 2005 (“GRI”). Pursuant to certain leases, these entities held undivided interests in mining properties for oil sand extraction covering approximately 1,760 acres. GRI had also entered into an operating agreement with an affiliate to provide rights to a proprietary process to extract bitumen from oil sands.

On October 18, 2011, we effected a reverse split of all outstanding shares of common stock at the rate of one share for each two shares outstanding. As a result of the reverse stock split, the number of shares outstanding on the effective date of the reverse split was reduced from 44,104,325 to 22,052,163. Unless otherwise stated herein, the number of shares designated in this annual report gives effect to this reverse split.

Reverse Acquisition

In early April 2011, in contemplation of a reverse acquisition transaction and to provide funding for the search for a new business venture, we sold 6,770,000 restricted shares of our common stock to LIFE Power & Fuels, Inc. (“LIFE”) for gross proceeds of $13,540. These shares represented approximately 39% of our outstanding common stock at the time. We also appointed Edward P. Mooney and Daniel F. Carlson, affiliates of LIFE, as directors. Subsequently in mid April 2011 we completed a second non-public offering of 1,755,062 restricted shares of our common stock for gross proceeds of $100,004 to satisfy our outstanding liabilities at the closing of the reverse acquisition transaction (including $78,053 to repay outstanding promissory notes, $17,500 for legal fees, and $1,414 for transfer agent fees) and to retire certain outstanding shares of common stock at the closing.

In late April 2011, we commenced negotiations with William C. Gibbs as a principal of GRC in order to provide access to funding for the planned operations of GRI. On May 5, 2011, we entered into a Stock Exchange Agreement dated April 29, 2011, as amended on June 3, 2011, with GRC, and the shareholders of such entity (the “Sellers”). Pursuant to the terms of the agreement we agreed to issue shares of our common stock to the Sellers in exchange for all of the outstanding equity securities of GRC. In addition, we agreed to reserve shares of our common stock for issuance upon exercise of outstanding special warrants of GRC assumed by us at closing (the “Special Warrants”), upon exercise of outstanding bridge warrants assumed by us at closing, and for conversion of an outstanding promissory note of GRC also assumed by us at closing. Subsequently on December 6, 2011, we effected a mandatory exercise of the Special Warrants and issued 5,624,752 shares to all of the holders of the GRC Special Warrants.

Closing of the agreement was held on June 3, 2011. At the closing we issued 11,334,646 shares of common stock to the Sellers in exchange for all of the outstanding shares of GRC. We also acquired and cancelled 8,804,102 shares of outstanding common stock held by a single shareholder and former principal of our company for $17,436. As a result of the closing, the Sellers obtained approximately 56% of the outstanding stock of the Company. We also assumed a 6% convertible promissory note payable in the amount of $214,281 to Bleeding Rock LLC (“Bleeding Rock”), an entity managed by William C. Gibbs and the majority shareholder of GRC. This note is convertible into 535,704 common shares. We further assumed outstanding warrants of GRC which grant the right to purchase up to 244,420 common shares at $0.40 per share. These warrants expire on March 31, 2013. Management at the time resigned and William C. Gibbs and Mark F. Lindsey were appointed to replace them. We also subsequently appointed Gayle McKeachnie and Barry Larson as directors shortly following the closing. We also granted options to purchase 3,087,500 shares of common stock at $0.40 per share to persons designated by GRC and issued warrants to purchase 231,920 shares of common stock at the price of our next offering to persons designated by GRC. Of these options granted, 1,974,000 were granted to Mr. Gibbs, 875,000 were granted to Mr. Gereluk, who became our Chief Operating Officer at closing, 50,000 were granted to Mr. Larsen, 75,000 were granted to Mr. Lindsey, and 37,500 were granted to Mr. McKeachnie. The options expire seven years from the date of grant and the warrants expire two years from the date of issuance. Based on the reverse merger transaction, the public company is no longer considered to be a shell company.

Prior to the closing we commenced a non-public offering of 10% convertible promissory notes (the “Notes”) and warrants exercisable through April 30, 2014 (the “Warrants”) to raise operating funds for GRI. At the closing we received approximately $770,000 in funding from this offering. The offering continued after the closing and was completed on January 31, 2012. The Notes bear interest at the rate of 10% per annum. Principal and interest on the Notes will be due and payable on or before April 30, 2014. The Notes may be prepaid by the Company upon 30 days’ prior notice, are convertible at $0.50 per share, and are subject to mandatory conversion by us upon completion of a debt or equity financing of $10,000,000 or more. The Warrants are exercisable in whole or in part at any time through April 30, 2014, at $0.50 per share. In the aggregate, we issued Notes in the total amount of $1,515,000 which are convertible into 3,030,000 shares of common stock of the Company, and Warrants to purchase a total of 3,038,667 common shares. None of these securities were or will be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Dissolution of GRC

On December 31, 2011, GRC was voluntarily dissolved and the Company assumed all of the outstanding stock of GRI, which was the sole asset of GRC at the time of dissolution. GRI is the principal operating entity for the Company and holds the Company’s mining claims. As a result of the dissolution of GRC, GRI is now the sole subsidiary, of and is wholly owned by, the Company.

License, Development and Engineering Agreement and Termination of Operating Agreement

Effective January 24, 2012, we entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby we were granted an exclusive non-transferable license to use certain technology in our proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, we terminated our operating agreement with Bleeding Rock under which Bleeding Rock had licensed rights to use similar technology to GRI. The License Agreement also designates the Company as an “authorized agent” in representing the owner of the technology in future projects. William C. Gibbs, the Chief Executive Officer, a director, and principal shareholder of the Company, is an owner and manager of Bleeding Rock.

The License Agreement requires the licensing parties to provide demonstration equipment for the process by which their proprietary solvent extracts bitumen from oil sands and to demonstrate the process on up to 150 tons of oil sands. The term of the License Agreement is for 20 years and so long thereafter as production of products using the technology is commercially and economically feasible.

Upon successful completion of the demonstration project, the Company and the owners of the technology have agreed to enter into a project development agreement whereby the Company and such owners will engineer, design and construct a facility capable of processing up to 3,000 barrels per day of bitumen from oil sand ore.

The owners of the technology may terminate the License Agreement if the Company fails to use commercially reasonable efforts to develop its oil sands projects. The Company may terminate the agreement if the technology owners breach any of their obligations under the agreement, including representations that the solvent is suitable for the Company’s Sunnyside Project, or if the demonstration project is unsuccessful.

In conjunction with entering into the License Agreement, we also entered into a Termination Agreement dated January 24, 2012, with Bleeding Rock (the “Termination Agreement”). The purpose of the Termination Agreement was to terminate the Operating Agreement dated May 31, 2005, as amended, between Bleeding Rock and GRI (the “Operating Agreement”). Pursuant to the Operating Agreement GRI had obtained the rights through Bleeding Rock to utilize a process for the development, engineering and extraction of hydrocarbons from oil sands. In light of conversations with potential investors, management determined that having the technology licensed directly to the Company rather than through Bleeding Rock would be beneficial to fund raising prospects. As a result, the Company entered into the License Agreement described above. In partial consideration for Bleeding Rock agreeing to terminate the Operating Agreement, we entered into a royalty agreement with it. Under the terms of the Gross Royalty Agreement we are obligated to pay a royalty equal to 1.5% of the gross receipts from future projects using the technology, excluding the current project in Sunnyside, Utah. Bleeding Rock subsequently assigned all of its interest in the Gross Royalty Agreement to Hidden Peak Partners LC, an entity managed and partially owned by Mr. Gibbs (“Hidden Peak”). The Termination Agreement also contains mutual releases by the parties relating to the Operating Agreement.

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note is due and payable on January 24, 2013, and is convertible into shares of our common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. Under the terms of the promissory note, GRI is solely responsible for the repayment of the note. Bleeding Rock subsequently assigned all of its interest in this promissory note to Hidden Peak.

Business of GRI

Leases and Resources

We have acquired by assignment from Bleeding Rock certain hydrocarbon and mineral leases. The leases cover approximately 1,760 acres within the Sunnyside oil sand deposit. In accordance with the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X, these leases contain no proven reserves of oil or gas. However, we have obtained an independent Resource Audit and Classification report from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on our leases as of May 29, 2009. The Resource Audit and Classification was completed in accordance with the provisions of the National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities (NI 51-101). Such evaluation of our estimates of resources under NI 51-101 was carried out in accordance with the standards set out in the Canadian Oil and Gas Evaluation (COGE) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers and the Canadian Institute of Mining, Metallurgy & Petroleum. Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement. An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook. The estimate provided in this report is classified as contingent resources according to the guidelines set forth in NI 51-101 and COGE. The project resource calculation is contingent upon completion of additional exploration drilling, processing and extraction analysis, detailed economic analysis, evolution of legal mining rights, and environmental evaluations. There is no certainty that the project will be commercially viable to produce any portion of the resource. As a result of the differences between the U.S. rules and Canadian standards governing disclosure of reserve or resource estimates, differing estimates of reserves or resources available under our leases are reported, and may in the future be reported, between our website and our periodic reports filed with the SEC.

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

Our Process

The following diagram demonstrates the stages of the process to remove bitumen from the oil sands using our proprietary bitumen recovery system:

Our process starts with the mixing of oil sand ore with a proprietary solvent. The solvent immediately separates the hydrocarbons contained in the ore from the inorganic insoluble material such as sand, rock and clay. We utilize much less heat than traditional or competing technologies.

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

In connection with the engineering and development of the technology, we have incurred costs of approximately $436,408 over the past year; we did not conduct any research and development in the year ended March 31, 2011.

Resource Base and Mine Plan

Of the 24 states in the United States that contain oil sand deposits, approximately 90% of the USGS mapped mineable resource is located in Utah, where in excess of 25 billion barrels of oil are in place. There are eleven oil sands deposit areas located in Utah. The seven major areas are Sunnyside, P. R. Spring, Asphalt Ridge, White Rocks, Tar Sand Triangle, Circle Cliffs, and Hill Creek. Three of these seven areas, Tar Sand Triangle, Circle Cliffs, and Hill Creek have substantial constraints to resource development including environmental drawbacks related to their location on Indian Reservations and/or National Parks, significant overburden, lack of rich ore, and high sulfur content. The prime oil sand properties include Sunnyside, P. R. Spring, Asphalt Ridge and White Rocks.

We have obtained leases in the Sunnyside area, on private property (not public lands). We currently hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreements in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which we have the right to extract bitumen from the land. The leases are for a primary term ending December 31, 2014, and are extended thereafter for so long as an average of 500 barrels of oil is produced per day, subject to certain acceptable interruptions.

We have reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable bitumen on our leases. In addition, we retained an outside firm to provide us with a Resource Audit and Classification report which was done in accordance with the provisions of the NI 51-101.

We also have access to and have reviewed detailed mining and operational plans prepared for Amoco with respect to our leases prepared in the mid 1990s. The Company intends to utilize these previous studies in finalizing a mine plan and operations.

Overall Market for Oil and Petroleum Products

According to the U.S. Energy Information Administration (“EIA”), estimates of world crude oil and liquid fuels consumption grew to 86.7 million bbl/d in 2010, surpassing the previous record of 86.3 million bbl/d set in 2007. EIA expected that world liquid fuels consumption would grow by 1.4 million bbl/d in 2011, followed by 1.6 million bbl/d growth in 2012, resulting in total world consumption of 89.7 million bbl/d in 2012. Countries outside the Organization for Economic Cooperation and Development (OECD) will make up almost all of the growth in consumption over the next two years, with the largest increases coming from China, Brazil, and the Middle East. EIA expects that, among the OECD nations, only the United States and Canada will show growth in oil consumption over the next two years, offsetting declines in Europe and Japan.

In addition to the substantial overall increase in demand, fears of a supply disruption are keeping crude prices high in a well-supplied market. Speculators worry that even a small terrorist-caused disruption to oil supplies could cause major repercussions that wreak havoc with the supply chain.

The result of the overall increase in demand, and terrorist fears, is that analysts believe the price for crude oil will stabilize above the $100 per barrel mark for the next several years and will gradually increase after that, with fluctuations upward based on supply disruption. Nevertheless, our business plan is based on achieving profitability at market prices below $100 per barrel.

Projected Markets for the Company’s Oil

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

We currently have received indications of interest from Silver Eagle Refinery, Woods Cross, Utah, and Milagro Energy Resources, Inc., Green River, Utah. Each refinery has indicated that the bitumen samples tested meet their refining criteria and that, subject to price and capacity, they would purchase the offtake from our facility. In the case of Milagro Energy, we have signed a non-binding letter of intent to supply up to 3,000 barrels per day, subject to our obtaining adequate financing to build and operate our facility and Milagro restarting its refinery. Pricing is typically benchmarked to leading crude price indices. We anticipate initially that our entire estimated output of 3,000 barrels per day will be delivered to a single refinery. As we expand production, we will evaluate supplying product to multiple refineries, based on price and transportation costs.

We also believe that the liquid paving asphalt industry will be a market for our products and is a 30 million ton per year market. The industry is segmented into commodity asphalt, performance-grade asphalt and asphalt emulsions and maintenance products. The commodity asphalt segment is by far the largest, comprised of private construction projects (parking lots, driveways, etc.) and much of the minor city and county road projects. The liquid asphalt used by this segment generally has few quality or performance specifications and is served by refined sand asphalt wholesalers. The performance-grade asphalt segment is comprised of interstate highways and larger state highways and city/county roads. The liquid asphalt used in this segment must meet very stringent performance standards and requires the blending of asphalt with other asphalts, additives and modifiers to meet the product specification. The asphalt emulsions/maintenance segment is also growing as states and other agencies implement pavement maintenance programs to rehabilitate and extend the life of existing roads. With little or no upgrading, the separated bitumen from oil sands can be sold into these markets. Market prices for asphalt during the summer months are expected to yield a higher overall price for our products. We intend to target these markets during summer months when asphalt prices are highest and demand greatest.

Government Regulation

We have commenced the process of obtaining the regulatory approvals required in connection with our project. We are committed to environmental responsibility and to meeting or exceeding best practices for environmental stewardship and community social responsibility in our industry. We support the principle of sustainable development through adaptive management and we are working with stakeholders in the community, government and industry to protect and sustain air, land and aquatic resources in the region.

The key environmental issues to be managed in the development of our project encompass surface disturbance on the terrestrial ecosystem, effects on traditional land use and historical resources, and effects on wildlife populations and resources. Because the commercial facility to be constructed will be a closed loop system, the only emissions anticipated will be from power generation. Only clean sand and bitumen will be produced.

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

There are a number of state and federal permits required in connection with the Large Permit necessary to commence principal operations. The Large Mine Plan permit will require a number of studies and/or clearances, and, other than the approvals from Carbon County, will include processing of the permits and clearances described above. The Large Mine Plan will also require engineering and operation plans and posting of a reclamation bond. We intend to seek the necessary business license from Carbon County and approval of the county planning and zoning concurrent with the preparation of the large mining plan and anticipate being able to obtain the necessary license and approval from Carbon County prior to receiving the large mining permit.

We have contracted with an environmental consulting firm to obtain the required studies and prepare the application to obtain the large mine permit. In addition, we have contracted with a mining consultant to prepare the Large Mine Plan. Management estimates that it will receive its large mining permit from the Utah Division of Oil, Gas and Mining during the second quarter of calendar 2013.

Competition

To our knowledge, there are currently no companies operating in oil sands mining and extraction in the State of Utah, although U.S. Oil Sands, a Canadian company, has publicly announced that it has raised $11 million and intends to commence operations this summer on a 62-acre plant in eastern Utah to remove bitumen from oil sands using a citrus-based solvent. Several companies have acquired sites with oil sand deposits, including U.S. Oil Sands, but they are not in production and require significant capital to commence operations. Additionally, many of these companies are using processes that require substantial water, and are unproven in commercial production.

Our process is efficient, cost effective, “green,” and simple when compared to other technologies currently known or used for the separation of oil sands. By comparison, the processes utilized in Canada for the extraction of bitumen from oil sand consume significant amounts of water and have a significant environmental impact. In comparing our process to known oil sands extraction systems, we believe our licensed proprietary system offers a significantly reduced operating environmental impact. Our process significantly mitigates or eliminates environmental impacts typically associated with oil sand projects including:

o	Release of Volatile Organic Hydrocarbons (VOC’s): The solvent losses resulting from the operation of our system are minor. The system does not release any solvent to the environment. Solvent consumed by the process is recovered and conserved during the processing of the oil sands. In addition the process does not produce gases to a flare or vent system of any kind.

o	Substantial Water consumption/contamination: Our process neither consumes nor produces any water. It is a dry process and therefore no water is taken from or returned to the environment.

o	Emissions: The process can be powered by natural gas or electrically. If it were powered by electricity, emissions associated with the energy consumption of the process could be controlled through standard power plant emission control systems. As noted above, the deposit under lease to GRI is currently serviced by electrical power lines.

o	Hydrocarbon and water wet tailings stream: Typical oil sands operations produce a waste stream of spent sand that contains a significant amount of residual hydrocarbons and water. The sand product from our process is dry and essentially free of hydrocarbons, either natural or induced through the solvent wetting process. It is directly suitable for use in reclamation efforts or can be sold as a value added product without further processing. Use of the sand in the reclamation process provides for the return of the mined material to the mine site (less the naturally occurring hydrocarbons) with no loss of material.

We believe our process is efficient, cost effective, and simple when compared to other technologies currently known or used for the separation of oil sands. By comparison, the processes utilized in Canada for the extraction of bitumen from oil sand consume significant amounts of water and have a significant environmental impact.

Approximately 3/4 of a barrel of tailings is produced for every barrel of bitumen produced by competing technology. Consequently, there are thousands of acres of tailing ponds located at Canadian oil sands operations produced as a direct result of the oil sand extraction process. This is one reason why oil sands are being questioned as a source of energy for the United States. Our process uses little or no water, and recaptures virtually all of the solvent used, resulting in only clean sand as a byproduct (which can be used for reclamation or sold commercially).

Production costs using our method to recover bitumen are believed to be significantly lower than those used by established producers of bitumen from oil sands in Canada. In addition, the projected capital cost for our 3,000 barrel per day plant would be significantly lower than the cost of capital for a traditional oil sands project. Thus, our competitive advantages are an environmentally superior process and the ability to be a low-cost producer of high demand energy in Utah and other markets where we may choose to operate.

Employees

We currently have four employees; namely, our CEO, William C. Gibbs; our COO, Robin Gereluk; our President, Andrew Rosenfeld; and our CFO, Daniel F. Carlson. Each of these employees is part-time, except for Mr. Gibbs who devotes essentially all of his business time to this project. We also engage consultants and independent contractors as and when required.

ITEM 1A. Risk Factors

Our business activities and the oil and gas industry in general, are subject to a variety of risks. If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially impacted. As a result, holders of our securities could lose part or all of their investment in American Sands Energy Corp.

Risks Related to Our Company and Its Business

Because of our historic losses from operations since inception, there is substantial doubt about our ability to continue as a going concern.

In its report dated June 21, 2012, our independent registered public accounting firm stated that our financial statements for the year ended March 31, 2012, were prepared assuming that we would continue as a going concern. We have incurred recurring loses since the date of inception that have resulted in an accumulated deficit attributable to common stockholders of approximately $8,729,780 as of March 31, 2012. Although we had approximately $624,300 of available cash at March 31, 2012, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. In addition, we estimate that we will require approximately $50,000,000 in capital expenditures to place our properties into production. We currently have no source for these funds. These factors raise substantial doubt about the ability of the Company to continue as a going concern or to commence principal operations. We are dependent upon obtaining funds from investors to meet our cash flow requirements. If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our proposed business could fail.

The impact of disruptions in the global financial and capital markets may significantly affect our ability to obtain financing.

The market events and conditions that transpired in 2008 and 2009, including disruptions in the international credit markets and other financial systems, and the continued deterioration of global economic conditions, have, among other things, caused significant volatility in commodity prices. These events and conditions caused a loss of confidence in the broader U.S. and global credit and financial markets and resulted in the collapse of, and government intervention in, numerous major banks, financial institutions and insurers, and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. These factors have negatively impacted enterprise valuations and have impacted the performance of the global economy. Although credit markets, equity markets, commodity markets and the United States and global economies have somewhat stabilized (and in some instances experienced recoveries), some prominent government officials, economists and market commentators have expressed concerns regarding the durability or speed of the recovery over the near and medium term, particularly as the fiscal stimulus that was utilized by the world's governments to combat the global financial crises is withdrawn over time in the coming months and years.

Although we expect to meet our near term liquidity needs with our working capital on hand, we will continue to need further funding to achieve our business objectives. In the past, the issuance of equity or debt securities has been the major source of capital and liquidity for us. The recent conditions in the global financial and capital markets have limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses.

Our company has not commenced principal operations and has a limited operating history and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have not commenced principal mining operations although GRI has been developing our current business plan since 2005. As a result, we have a limited operating history upon which to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include but are not limited to the following:

—	the absence of a lengthy operating history;
—	insufficient capital to fully realize our operating plan;
—	our ability to purchase or lease necessary equipment when required and at reasonable prices;
—	our ability to obtain regulatory and environmental approvals of our proposed mines and facilities;
—	expected continual losses for the foreseeable future;
—	social and political unrest;
—	disruptions to transportation routes;
—	our ability to anticipate and adapt to a developing market(s);
—	acceptance of our product by consumers;
—	limited marketing experience;
—	a competitive environment characterized by well-established and well-capitalized competitors;
—	the ability to identify, attract and retain qualified personnel; and
—	reliance on key personnel.

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks which could harm our business. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

The exploration for and development of oil sands properties is highly competitive.

Oil sands exploration and development involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. We have no proven or probable reserves of oil sands on our properties. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from our leased lands in Utah.

Furthermore, the marketability of any resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of processing equipment, equipment and labor availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas, land use and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success is largely dependent on our ability to continue to hire and retain highly qualified personnel in both management and operations. These individuals may be in high demand and we may not be able to attract the management staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, including fees associated with persons employed by us, or we may fail to retain such employees after they are hired. Our failure to hire and retain key personnel as needed will have a significant negative effect on our business.

We are dependent upon a few key people and the loss of current management would make it difficult for us to implement our current business plan.

Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. Our Company’s success is dependent upon its management and key personnel, and especially our CEO. We do not maintain key-man insurance for any of our employees. The unexpected loss or departure of any of our key officers and employees, and especially our CEO, could be detrimental to our future success.

Compliance with government regulations and delays in obtaining necessary mining permits and licenses could delay or otherwise adversely affect our proposed business operations.

Our proposed plan to mine and process oil sands is subject to substantial regulation under federal, state and local laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations, environmental regulations and government incentive programs related to our permits and oil sands exploration licenses, and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, or cause the inability to explore and develop, resulting in the abandonment of these interests.

Permits, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities, that they will be granted in a timely manner, or, if granted, that they will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Environmental and regulatory compliance may impose substantial costs on us.

Our proposed operations will be subject to stringent federal, state, and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

Our exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, land use, protection and remediation of the environment, protection of endangered and protected species, operational safety, toxic substances and other matters. Exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities. In addition, should there be changes to existing laws or regulations, our competitive position within the oil sands industry may be adversely affected, as many industry players have greater resources than we do.

We are required to obtain and are in various stages of obtaining necessary regulatory permits and approvals in order to explore and develop our properties. The absence of a distinct overlying shale formation on portions of our leases may make it more difficult or costly to obtain regulatory approvals. There is no assurance that regulatory approvals for exploration and development of our properties will be obtained at all or with terms and conditions acceptable to us.

We could encounter third-party liability or environmental liability in connection with our proposed operations.

Our proposed operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damage. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits or inhibit us from obtaining new permits or renewing existing permits. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to be able to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by environmental damage is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damage. The Company could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

The early stage of our bitumen extraction technology increases the risk that we may not be able to successfully implement an oil sands recovery program using this technology.

We have entered into a license agreement under which the licensing entities have agreed to provide technical and engineering assistance in building an oil sands recovery plant based upon their proprietary technology. This technology has not been installed on a project which meets the projected recovery amounts in our business plan. In addition the licensors have only recently created a prototype which demonstrates the use of the process. There is a risk that the recovery process and plant will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion; contractor or operator errors; non-performance by third-party contractors; labor disputes, disruptions or declines in productivity; increases in materials or labor costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, earthquakes, storms or explosions. There is also a risk that the manufacturer of the recovery plant used to implement our bitumen extraction technology could fail in production due to labor shortages, price increases, and better opportunities with other customers.

We have significant financial obligations upon the occurrence of certain triggering events.

Our interest in certain mining leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. If we are unable to make the required payments or meet the necessary obligations, we could default on our lease agreements which could be terminated and which would void our interest in the leases. There is no certainty we will be able to make every payment and meet all obligations required under the respective lease agreements.

If we do not reach production levels by December 31, 2014, our leases may be terminated.

Three of our four leases are conditioned upon reaching the production stage by December 31, 2014 and the fourth lease requires production by October 2015. If we do not attain average productivity of at least 500 barrels per day by these dates, our interest in the leases may be terminated. The ability to attain productivity is conditioned upon factors of which we are not within complete control such as those listed in this Annual Report. There is no certainty we will ever reach the level of production required to keep our interest in these mining leases from becoming void.

We have no proven or probable reserves or resources.

We have not yet established any reserves. There are numerous uncertainties inherent in estimating quantities of bitumen resources and reserves, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of resources and reserves are based upon a number of factors and assumptions made as of the date on which the resources and reserves estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from estimated results. All such estimates are, to some degree, uncertain and classifications of resources and reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of reserves and resources, the classification of such resources and reserves based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

However, we have obtained an independent Resource Audit and Classification report from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on our leases as of May 29, 2009. The Resource Audit and Classification was completed in accordance with the provisions of the National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities (NI 51-101). Such evaluation of our estimates of resources under NI 51-101 was carried out in accordance with the standards set out in the Canadian Oil and Gas Evaluation (COGE) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers and the Canadian Institute of Mining, Metallurgy & Petroleum. Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement. An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook. The estimate provided in this report is classified as contingent resources according to the guidelines set forth in NI 51-101 and COGE. The project resource calculation is contingent upon completion of additional exploration drilling, processing and extraction analysis, detailed economic analysis, evolution of legal mining rights, and environmental evaluations. There is no certainty that the project will be commercially viable to produce any portion of the resource. As a result of the differences between the U.S. rules and Canadian standards governing disclosure of reserve or resource estimates, differing estimates of reserves or resources available under our leases are reported, and may in the future be reported, between our website and our periodic reports filed with the SEC.

Investors are cautioned not to assume that all or any part of a resource is economically or legally extractable.

We may participate in joint ventures and/or strategic alliances to develop and operate our planned business. These partnerships or the failure to establish them could have a material adverse effect on our ability to develop and manage our business. In addition, such undertakings may not be successful.

Our strategy may include plans to participate in joint ventures and other strategic alliances to develop and operate our business and sell our products. We may develop mining operations in part through joint ventures and strategic alliances with other parties as well as with additional outside funding. Joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. Additionally, we may not be able to identify and secure suitable alliance partners. Even if we identify suitable partners, we may be unable to consummate alliances on terms commercially acceptable to us. If we fail to identify appropriate partners, we may not be able to implement our strategies effectively or efficiently.

In addition to joint venture and strategic alliances, we may raise additional debt and/or equity financing to build and operate our proposed operations. Such capital raises could result in significant dilution to the percentage ownership held by existing stockholders or the failure to secure such capital could impair our ability to execute our business plan.

We anticipate that the cost to build operations on our existing or future properties will be at least $50,000,000 and we have no current sources for this funding. We have received indications of interest in future financings but have no firm commitments for any funds. The net proceeds of future offerings are expected to be used to begin and continue initial operations, including the construction of the recovery facility, acquire additional properties and fund operations for the next twelve months. Offerings using our equity securities or debt instruments convertible into our common stock could require the issuance of a substantial number of additional shares of common stock. These potential offerings and the issuance of additional shares of common stock would have the effect of diluting the percentage ownership of existing stockholders. Moreover, there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable or favorable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

We do not insure against all potential operating risks. We may incur losses and be subject to liability claims as a result of our operations.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we maintain insurance at levels we believe are appropriate and consistent with industry practice, we are not fully insured against all risks. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.

If we fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the price of our common shares may be affected.

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, disclosure of management’s assessment of our internal control over financial reporting, or management’s report on internal control over financial reporting that discloses a material weakness in our internal control over financial reporting may reduce the price of our common shares.

American climate change legislation could negatively affect markets for crude and synthetic crude oil.

Environmental legislation regulating carbon fuel standards in the United States could result in increased costs and/or reduced revenue. For example, both California and the federal governments have passed legislation which, in some circumstances, considers the lifecycle greenhouse gas emissions of purchased fuel and which may negatively affect our business, or require the purchase of emissions credits, which may not be economically feasible.

Oil and gas mining operations are subject to applicable law and government regulation. Even if we discover oil and gas deposits in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of those deposits. If we cannot exploit any deposits that we might discover on our properties, our business may fail.

Both oil and gas exploration and extraction in the United States requires permits from various federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, oil and gas production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of oil and gas mining properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We are currently in compliance with all material laws and regulations that currently apply to our proposed business activities, but have not yet obtained the necessary permits and licenses to commence principal operations. If we are unable to continue to remain in compliance, or obtain these necessary permits and licenses, our business could fail. Current laws and regulations are being amended and we might not be able to comply with them. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mining properties.

Our mining production and delivery operations are subject to conditions and events that are beyond our control, which could result in higher operating costs and decreased production levels.

Our mining operations are planned to be conducted primarily in underground mines and possibly in surface mines. The level of our production is subject to operating conditions or events beyond our control that could disrupt operations, decrease production and affect the cost of mining at particular mines for varying lengths of time. Adverse operating conditions and events that oil and gas producers have experienced in the past include:

—	unfavorable geologic conditions, such as the thickness of the oil and gas deposits and the amount of rock embedded in or overlying the oil and gas deposit;
—	poor mining conditions resulting from geological conditions or the effects of prior mining;
—	inability to acquire or maintain, or unexpected delays or difficulties in obtaining, necessary permits or mining or surface rights;
—	changes in governmental regulation of the mining industry or the utility industry;
—	market conditions could change and mean the sale of the type of oil and gas being produced from our concessions is no longer saleable at an economic price;
—	adverse weather conditions and natural disasters;
—	accidental mine water flooding;
—	labor-related interruptions;
—	interruptions due to transportation delays;
—	mining and processing equipment unavailability and failures and unexpected maintenance problems;
—	accidents, including fire and explosions from methane and other sources;
—	surface subsidence from underground mining, which could result in collapsed roofs at our underground mines, among other difficulties;
—	unavailability of mining equipment and supplies and increases in the price of mining equipment and supplies;
—	unexpected maintenance problems or key equipment failures; and
—	increased or unexpected reclamation costs.

If any of these or similar conditions or events occur in the future at any of the mines we plan to develop or affect deliveries of our product to customers, they may increase our costs of mining and delay or halt production at particular mines or sales to our customers, either permanently or for varying lengths of time, which could adversely affect our results of operations, cash flows and financial condition. Our current insurance coverage would cover some but not all of these risks.

A substantial or extended decline in oil and gas prices could reduce our revenues and the value of our oil and gas resources.

Our results of future operations will be dependent upon the prices we receive for our oil and gas and other products as well as our ability to improve productivity and control costs. Declines in prices could adversely affect our results of operations. The prices charged for oil and gas depend upon factors beyond our control, including:

—	the supply of, and demand for, domestic and foreign oil and gas;
—	the price elasticity of supply;
—	the demand for oil and gas;
—	the proximity to and the capacity and cost of transportation facilities;
—	governmental regulations and taxes;
—	air emission standards for oil refineries;
—	regulatory, legislative, administrative and judicial decisions;
—	the price and availability of alternative fuels, including the effects of technological developments; and
—	the effect of worldwide energy conservation measures.

Decreased demand for oil and gas could result in declines in oil and gas prices and require us to increase productivity and lower costs in order to maintain our margins. If we are not able to maintain our margins, our operating results could be adversely affected. Therefore, price declines may adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and invest in operations.

A decrease in the availability or increase in costs of labor, key supplies, capital equipment or commodities could reduce any profitability we may achieve.

We will require access to contract miners at commercially acceptable rates. We currently have no contracts or arrangements for necessary mining personnel. Our proposed mining operations will also require a reliable supply of steel-related products (including roof control for our underground mines), replacement parts, belting products and lubricants, none of which have been secured by definitive agreements or contracts. If the cost of any of these or other supplies increases significantly, or if a source for such mining equipment or supplies are unavailable to meet our replacement demands, our profitability could be adversely affected. In addition, industry-wide demand growth has recently exceeded supply growth for certain underground, surface, and other capital equipment. As a result, lead times for some items have increased significantly. Significant delays in obtaining required parts and equipment could cause our profitability to be reduced from our current expectations.

Our inability to obtain or retain qualified operating personnel could negatively affect our proposed operations.

The design, development and construction of our bitumen extraction technology program and any subsequent pilot and commercial projects will require experienced executive and management personnel and operational employees and contractors with expertise in a wide range of areas. No assurance can be given that all of the required personnel and contractors with the necessary expertise will be available. Should other oil sands projects or expansions proceed in the same time frame as our programs and projects, we will have to compete with these other projects and expansions for qualified personnel and such competition may result in increases to compensation paid to such personnel or in a lack of qualified personnel. Any inability of our Company to attract and retain qualified personnel may delay or interrupt the design, development and construction of, and commencement of operations and any subsequent pilot and commercial projects. Sustained delays or interruptions could have a material adverse effect on the financial condition of our Company.

Inaccuracies in our estimates of oil sands deposits could result in lower than expected revenues and higher than expected costs.

We will base our oil sands deposit information on engineering, economic and geological data assembled and analyzed by our in house and contract workers, which will include various engineers and geologists. The estimates of oil sands deposits as to both quantity and quality will be continually updated to reflect the production of bitumen from the deposits and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of oil sands deposits and costs to process these deposits, including many factors beyond our control. Estimates of economically recoverable bitumen and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

—	geological and mining conditions and/or effects from prior mining activities that may not be fully identified by available exploration data or that may differ from experience, in current operations;
—	the assumed effects of regulation, including the issuance of required permits, and taxes by governmental agencies and assumptions concerning oil and gas prices, operating costs, mining technology improvements, severance and excise tax, development costs and reclamation costs;
—	historical production from the area compared with production from other similar producing areas; and
—	assumptions concerning future oil and gas prices, operating costs, capital expenditures, severance taxes and development and reclamation costs.

For these reasons, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves and non-reserve deposits based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially and vary materially from estimates. As a result, these estimates may not accurately reflect actual reserves or non-reserve deposits. Any inaccuracy in our estimates related to our deposits could result in lower than expected revenues, higher than expected costs and decreased profitability.

We compete with numerous alternative and “green” energy industries.

The U.S. and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests and the distribution and marketing of petroleum products.

The petroleum industry also competes with other industries in supplying energy, fuel and related products to consumers. Some of these industries benefit from lighter regulation, lower taxes and subsidies. In addition, certain of these industries are less capital intensive.

A number of competing companies are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some of our competitors have announced plans to begin production of synthetic crude oil, or to expand existing operations. If these plans are effected, they could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.

We may be subject to unexpected operational hazards based upon the remote location of our properties.

Our exploration and development activities are subject to the customary hazards of operation in remote areas, such as fires, explosions, migration of harmful substances, and spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. While we maintain limited insurance to cover current operations, our property and liability insurance may not be sufficient to cover any such casualty occurrences or disruptions. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons. Our operations could be interrupted by natural disasters such as forest fires or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, our financial condition and results of our operations.

Risks Related to Our Common Stock

Because our shares are designated as “penny stock”, broker-dealers will be less likely to trade in our stock due to, among other items, the requirements for broker-dealers to disclose to investors the risks inherent in penny stocks and to make a determination that the investment is suitable for the purchaser.

Our shares are designated as “penny stock” as defined in Rule 3a51-1 promulgated under the Exchange Act and thus may be more illiquid than shares not designated as penny stock. The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined generally as: non-Nasdaq equity securities with a price of less than $5.00 per share; not traded on a “recognized” national exchange; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $10,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our securities are subject to the penny stock rules, investors in the shares may find it more difficult to sell their shares. Many brokers have decided not to trade in penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The reduction in the number of available market makers and other broker-dealers willing to trade in penny stocks may limit the ability of purchasers in this offering to sell their stock in any secondary market. These penny stock regulations, and the restrictions imposed on the resale of penny stocks by these regulations, could adversely affect our stock price.

Future sales of our common stock may cause our stock price to decline

Our stock price may decline due to future sales of our shares or the perception that such sales may occur. The Board of Directors of the Company has discretion to determine the issue price and the terms of issue of shares of our common stock. Such future issuances may be dilutive to investors. Holders of shares of common stock have no pre-emptive rights under our Certificate of Incorporation to participate in any future offerings of securities.

If we issue additional shares of common stock in private financings under an exemption from the registration requirements, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act of 1933 (the “1933 Act”). The restricted shares may only be sold if they are registered under the 1933 Act, or sold under Rule 144, or another exemption from registration under the 1933 Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the 1933 Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

The public trading market for our common stock is volatile and may result in higher spreads in stock prices.

Our common stock trades in the over-the-counter market and is quoted on the OTC Markets. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We have not paid, and do not intend to pay, dividends on our common stock and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock

We have not paid any cash dividends on our common stock since inception. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, investors in our common stock will not be able to benefit from owning our common shares unless the market price of our common stock becomes greater than the price paid for the stock by these investors.

There are a large number of restricted shares and shares issuable upon exercise of our outstanding options, warrants, or other convertible instruments that may be available for future sale, or which may be resold pursuant to Rule 144, the sale of which into our trading market may depress the market price of our common stock.

As of June 8, 2012, we had 28,766,741 shares of common stock issued and outstanding, of which 28,535,353 were designated by our transfer agent as restricted shares pursuant to Rule 144 promulgated by the SEC. In addition we had outstanding warrants to purchase up to 3,555,489 shares of common stock, outstanding options to purchase up to 3,812,500 shares of common stock, promissory notes convertible into 3,574,371 common shares, and other contingent obligations resulting in the issuance of up to 2,117,091 common shares upon the occurrence of certain triggering events. The sale of these shares into the open market may adversely affect the market price of our common stock.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our Certificate of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this report. Also, our board of directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stockholders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

Issuance of preferred stock and our anti-takeover provisions could delay or prevent a change in control and may adversely affect our common stock

We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. The rights of the holders of our common stock will be subject to and may be adversely affected by the rights of the holders of any of our preferred stock that may be issued in the future. Issuance of a new series of preferred stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring our outstanding shares of common stock.

ITEM 1B. Unresolved Staff Comments

We have not received any written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports that remain unresolved.

ITEM 2. PROPERTIES

We hold an undivided leasehold interest to approximately 1,760 acres located near Sunnyside, Utah, on which we propose to engage in the extraction of bitumen from oil sands located on the property.

Property Location

The property represented by the leases is located in central-east Utah approximately 110 miles southeast of Salt Lake City and 30 miles east of Price. The property is located in the southwest portion of the Uinta Basin within Carbon County, directly east of Bruin Point and about six miles northeast of the coal mining town of Sunnyside. The property consists of two adjacent parcels, consisting of 1,120 acres and 640 acres and identified respectively as the Hunt Tract and the Gibbs Tract.

Access

Access to the property from Salt Lake City is via Interstate 15 south to Spanish Fork, and east on Utah Highway 6 to Sunnyside. Railroad service is available to East Carbon City and Sunnyside. Access to the site from the town of Sunnyside is via State roads up Whitmore Canyon and Water Canyon. The last two miles to Bruin Point near the Asphalt Mine consist of a single lane road with steep grades of up to 20%. The planned mine site is approximately seven miles from an existing rail head and major highway.

Topography

The topography in the project area is mountainous, with nearly 2,000 feet of relief. Elevations in this area range from approximately 8,200 feet at the southern extreme end of the property, to over 10,150 feet at Bruin Point in the northwest.

Climate

The area has annual average temperatures ranging from 15o F to 88o F, with local climate classified as sub-humid to semi-arid. Average annual precipitation includes 12.5” of rainfall, with September having the highest levels, and an additional 20” of snowfall occurring November through March.

Utilities

The planned plant and mine site are approximately seven miles from an existing power plant and will be served by existing power lines.

Property History

Commercial exploration or exploitation activities have been recorded on the Sunnyside area since 1892. A summary of the more notable activities is given as follows:

—	1892 – 1903. In 1892, a small quarry operation mined 1,000 tons for street paving in Salt Lake City. This operation was repeated in 1902 - 1903.
—	1915 – 1917. Utah Asphalt Company opened a new quarry in proximity to Bruin Point and shipped 3,000 tons.
—	1925 – 1927. Utah Rock Asphalt Corporation built an aerial tramway and reopened the Asphalt Mine in 1927.
—	1927 – 1931. Utah Rock Asphalt Corporation quarried 25,000 to 30,000 tons.
—	1931 – 1948. Rock Asphalt Company of Utah removed approximately 300,000 tons, which were used for paving within Utah and Colorado. The company ceased operations in 1948. The total amount removed from the Asphalt Mine site was estimated at approximately 335,000 tons.
—	1948. The Utah Geological Survey, specifically Holmes, Page & Averitt, published the results of geological fieldwork and reserve estimates.
—	1956 – 1966. Over this ten-year period, the oil companies Gulf, Arco Phillips Petroleum, Pan American, Shell, Texaco, Mountain Fuel, and Signal Oil and Gas completed approximately 21 exploration drill holes. Steam injection wells built by Shell and Signal Oil and Gas were reported to have been unsuccessful, due to vertical fracturing and low overburden pressures. A horizontal well from the Asphalt mine was also drilled and tested, with results classified as unsuccessful.
—	1966 – 1979. A hiatus on exploration and development efforts ensued until 1977, when Amoco Production completed five core holes, with drilling and testing efforts concluding in 1978. In 1979, Standard Oil Company of Indiana acquired Section 2 and the northeast, southeast and northwest quarter-sections of Section 3 in Township 14S, Range 14E from Kaiser Steel. This area constituted a major portion of the resource area currently identified as the Hunt Oil Tract. At the time of Standard’s acquisition, it was referred to as the Kaiser Tract, with subsequent naming as the Amoco Tract.
—	1980 – 1982. Amoco completed 43 exploration core holes.
—	1984 – 1989. Amoco completed 27 exploration core holes.

Geology

The oil sands at the Sunnyside Project are located along the crest of the Roan Cliffs near Bruin Point, which crests at an elevation of 10,131 feet. The Roan Cliffs contain rocks of Paleocene and Eocene age (ca. 60-40 Ma). In the early stages of this time period, a mountain range existed in central Utah while a sea was located in eastern Utah and Colorado. During a period of sea level regression the marine environment was replaced by a coastal plains fluvial environment. During subsequent orogenic events a large lake, Lake Uinta, formed in an intermountain basin. Sediment deposited in Lake Uinta during the middle Eocene epoch (ca. 50-40 Ma) formed the sandstone and shale of the Green River Formation. The Green River Formation sandstones would later become the reservoir rocks for the bitumen of the Sunnyside oil sands.

The Green River Formation formed in a lacustrine environment associated with Lake Uinta during middle Eocene time (ca. 50-40 Ma). The Green River Formation consists of three formal members subdivided on the basis of depositional environment: Parachute Creek Member (lake facies); Garden Gulch Member (shore facies); and Douglas Creek Member (delta facies). These three members were delineated in the field on the basis of different colored shales, biota content, presence of oil shales, and abundance and distribution of limestones and sandstones.

Hydrocarbon and Mineral Leases

Through GRI we hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements dated January 14, 2005, in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres, and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreements dated February 23, 2005, in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which GRI has the right to extract bitumen from the land. The leases are for a primary term ending December 31, 2014, except for one lease representing an undivided 5% interest in the 640 acre tract the primary term of which expires in October 2015, and are extended thereafter for so long as an average of 500 barrels of oil are produced per day, subject to certain acceptable interruptions.

The leases provide for the payment to the lessors of a royalty in an amount equal to 10% of the market value of the minerals sold by GRI less operating costs, transportation costs, processing costs, value added costs and extraction taxes incurred by us prior to the sale of the oil produced. A guaranteed minimum royalty of $1,000,000 is payable on the 1,120 acre leases each year after three consecutive years of production of oil products in commercial quantities during any portion of the three prior consecutive years. The amount of royalties to be paid is based upon a 100% interest in and to the mineral estate represented by the premises covered by the lease and for any lessor owning less than 100% will be reduced by the same proportion, but less than the minimum guaranteed royalty. The leases for the 1,120 acres also provide for the payment of a 2% royalty on all by-products produced. The leases provide for the annual payment of rentals in lieu of royalties until production begins. These rental payments are not required for any year in which royalties paid for the prior year exceeded the rental amount. Aggregate rentals for the year ended March 31, 2012, were $232,562 and for 2013 will be $232,562. In addition, each of the leases provides for a development commitment of a minimum of $150,000 per year for the premises represented by the lease, including research, engineering, test work, feasibility studies and other development activates benefiting the property, until production reaches 500 barrels of oil per day.

Recent Property Developments

We are in the process of preparing and filing a Notice of Intent to Commence Large Mining Operations (“Mine Permit”) with the Utah Department of Oil, Gas and Mining. In connection with this Mine Permit, we have conducted a number of studies on the property and prepared a mine feasibility study. Those studies have included Archaeological and Cultural studies, Threatened & Endangered Species studies, Soil/Vegetation/Hydrologic Studies and others to assess the impact of the project on the area. We have also prepared a mine feasibility study. Based on these studies, we believe that we will be able to meet the requirements for the Mine Permit to be issued.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES

There are no reportable events required pursuant to this item.

PART II

ITEM 5. MARKET FOR Registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board and OTC Markets and our trading symbol is “AMSE”. We do not believe that a material number of our shares of common stock have traded since the approval of the quotation. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTC Markets. Quotations furnished for the third quarter of 2012 and thereafter reflect the reverse split effective October 18, 2011. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended March 31, 2012	First	$0.20	$0.20
	Second	$1.50	$0.10
	Third	$1.40	$1.40
	Fourth	$1.10	$0.05

For the Fiscal Year Ended March 31, 2011	First	$0.10	$0.10
	Second	$0.10	$0.10
	Third	$0.10	$0.10
	Fourth	$0.10	$0.10

Unregistered Sales of Securities

During the year ended March 31, 2012, we sold the following unregistered securities that have not been previously reported in a prior report:

In March 2012, the Company began its non-public offering of up to $7,000,000, composed of the sale of up to 140 units (the “Units”) at $50,000 per Unit, each Unit composed of 43,478 shares of common stock and warrants to purchase another 10,870 shares of common stock at $1.15 per share (the “Private Offering”). As of March 31, 2012, we sold 14.6 Units for gross proceeds of $730,015 in the Private Offering. These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the purchasers of the Units was an accredited investor as defined in Regulation D. These securities have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. No selling commissions were paid in connection with the Private Offering.

Holders

As of June 6, 2012, we had approximately 334 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years and any subsequent interim period. We do not anticipate paying any cash dividends to stockholders of our common stock in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Repurchase of Shares

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

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

The Company is a development stage company and is engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Since inception, the Company has been engaged in the business of acquiring and developing oil sand assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products. Based on the reverse merger transaction, the public company, ASEC, is no longer considered to be a shell company.

Prior to the reverse merger transaction, ASEC completed a private offering of 6,770,000 restricted shares of common stock for gross proceeds of $13,540, and a private offering of 1,755,062 restricted shares of common stock for gross proceeds of $100,004 that were held in escrow until the closing of the reverse merger transaction. Additionally, in May 2011, ASEC initiated a private offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000. As of the date of the reverse merger, June 3, 2011, $770,000 had been received from this offering. Upon completion of the reverse merger, all proceeds received in these offerings were released from escrow. Subsequent to the closing of the reverse merger transaction through March 31, 2012, the Company obtained an additional $745,000 from the private offering of the Notes.

In March 2012, the Company initiated a private placement to sell an aggregate maximum of $7,000,000 composed of the sale of up to 140 units at $50,000 per Unit, each unit composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of March 31, 2012, the Company had sold approximately 634,796 shares of common stock under the private placement agreement resulting in gross proceeds of $730,015. The Company also issued 158,706 warrants in connection with this private placement.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 3 to our audited financial statements included in this Form 10-K for the year ended March 31, 2012, for a discussion of those policies.

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

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities far exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended March 31, 2012 of $2,624,895 and a net loss for the year ended March 31, 2011 of $1,225,451 and has an accumulated deficit of $8,729,780, as of March 31, 2012. In addition, the Company will require approximately $50,000,000 in capital expenditures to commence principal operations.

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

Mineral Leases – Due to the uncertainty regarding the recoverability of costs to acquire, maintain, and develop mineral leases, to date all costs to acquire, maintain, and develop mineral leases have been expensed as incurred.

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

Results of Operations:

Years Ended March 31, 2012 and 2011

ASEC did not have revenues for the years ended March 31, 2012 or 2011. During the year ended March 31, 2012, the Company incurred a net loss of $2,624,895 compared to a net loss of $1,225,451 for the year ended March 31, 2011. During the year ended March 31, 2012, our operating expenses were $2,302,141, which represented a 117% increase, compared to the year ended March 31, 2011.

Research and development expenses increased to $436,408 for the year ended March 31, 2012 compared to zero for the year ended March 31, 2011. Expenses incurred during fiscal 2012 primarily relate to engineering and other consulting fees associated with developing our mine plan and costs associated with constructing our oil sand testing unit that we will use to further develop and establish the technological feasibility for our proprietary oil sand refining processes.

Selling, general and administrative expenses increased by 104% from $850,295 during the year ended March 31, 2011 to $1,731,858 during the year ended March 31, 2012 due to increased costs for professional fees and other public company expenses following the completion of the Company’s reverse merger transaction in June 2011 coupled with increased non-cash expenses associated with issuing stock-based compensation to officers and directors. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will continue to result in our operating expenses increasing.

Interest expense increased to $323,413 for the year ended March 31, 2012 from $162,978 for the year ended March 31, 2011. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during our fiscal year ended March 31, 2012 (“Fiscal 2012”) coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2012, the Company had $624,300 in cash and negative working capital of $2,200,095. As of March 31, 2012, the Company had total liabilities of $5,137,541. As of March 31, 2012, the Company’s total assets were $1,246,751 consisting of cash, receivables, prepaid and other current assets, and property and equipment. The Company received $852,759 of cash in connection with the reverse merger transaction that occurred on June 3, 2011. Subsequent to the reverse merger, the Company received an additional $745,000 from the issuance of convertible notes and $730,015 from a private placement of common stock.

The Company has established a resource position, a working knowledge of the process technology and an initial list of environmental and other permits required to build a commercial plant. Additional work to be completed as part of the project development phase includes:

1.	Final mine planning and civil engineering for the Sunnyside Project.
2.	Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.

3.	Determination of technical and economic parameters for the commercial scale use of the process, including engineering.

4.	Preparation of environmental impact statements and receipt of federal and state regulatory agency approval for the commercial facility.

5.	Completion of environmental and permitting work for the commercial facility.

The Company believes that with the $1,515,000 of proceeds from the sale of convertible notes payable received through March 31, 2012, together with the $730,015 from its private placement of stock and the balance of the remaining proceeds the Company expects to raise from its private placement of stock, we will be in a position to initiate items 1 through 5 above. Additional financing of approximately $50,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

Management anticipates that we will be dependent, for the near future, on additional capital to fund operating expenses and anticipated growth. The report of the Company’s independent registered public accounting firm for the year ended March 31, 2012, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating losses have been funded through the issuance of equity securities and borrowings. We will need additional funding in the future in order to continue our business operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is incorporated herein by reference to Item 4.01 of Form 8-K dated April 4, 2011, and filed with the Commission on April 5, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, accounting policies, and our overall control environment. Based on this evaluation, management determined that our internal control over financial reporting is effective, in light of our limited business activities and financial resources, to prevent or detect misappropriations and that a material misstatement of the Company’s annual or interim financial statements will be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2012, we created an audit committee of the Board of Directors and retained a Chief Financial Officer.

ITEM 9B. OTHER INFORMATION

No transactions occurred during the quarter ended March 31, 2012, which are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the captions “Directors, Executive Officers and Corporate Governance,” “Audit and Compensation Committees” “Nominating Procedures ” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included under the captions “Executive Compensation Summary,” “Equity Awards,” “Compensation Committee,” “Compensation Committee Report on Executive Compensation” and “Director Compensation” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is included under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included under the captions “Director Independence” and “Related Person Transactions” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included under the caption “Fees Paid” and “Audit Committee” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock Exchange Agreement dated April 29, 2011	8-K	000-53167	99.1	5/10/11
2.2	Amendment dated June 3, 2011, to Stock Exchange Agreement dated April 29, 2011	10-K	000-53167	2.2	6/9/11
2.3	Agreement and Plan of Merger dated October 7, 2011, between Millstream Ventures, Inc., a Nevada corporation, and American Sands Energy Corp., a Delaware corporation	10-Q	000-53167	2.1	11/17/11
3.1	Delaware Certificate of Incorporation, as amended	10-Q	000-53167	3.1	11/17/11
3.2	Bylaws, as amended February 16, 2012	8-K	000-53167	3.2	2/23/12
3.3	Nevada Articles of Merger	8-K	000-53167	3.2	10/24/11
3.4	Delaware Certificate of Merger	8-K	000-53167	3.3	10/24/11
4.1	2011 Long-Term Incentive Plan	10-K	000-53167	4.1	6/9/11
10.1	Employment Agreement dated August 1, 2007, as amended on August 12, 2009, with William C. Gibbs*	10-K	000-53167	10.1	6/9/11
10.2	Employment Agreement dated February 16, 2012, with Andrew F. Rosenfeld*	8-K	000-53167	99.1	2/23/12
10.3	Advisory Agreement dated October 1, 2011, with C14 Strategy LLC*	8-K	000-53167	99.2	2/23/12
10.4	Employment Agreement dated February 16, 2012, with Daniel F. Carlson*	8-K	000-53167	99.3	2/23/12
10.5	Amended and Restated Employment Agreement with Robin Gereluk dated March 31, 2011*	10-K	000-53167	10.5	6/9/11
10.6	LIFE Power & Fuels LLC Management and Services Agreement dated April 1, 2012*					X
10.7	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.					X
10.8	Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
10.9	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, with Meany Land & Exploration, Inc.					X
10.10	Hydrocarbon and Mineral Lease dated October 2009, and Affirmation document dated May 6, 2011, with William G. Gibbs					X
10.11	Operating Agreement dated May 31, 2005, and addendum thereto dated August 1, 2008, with Bleeding Rock LLC	10-K	000-53167	10.2	6/9/11
10.12	License, Development and Engineering Agreement dated January 24, 2012 (confidential information has been redacted)					X
10.13	Termination Agreement dated January 24, 2012, with Bleeding Rock LLC					X
10.14	Gross Royalty Agreement dated January 24, 2012, with Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC					X
10.15	5% Convertible Promissory Note dated January 24, 2012, in the principal amount of $1,446,551 issued to Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC					X
10.16	6% Convertible Promissory Note dated May 31, 2011, in the principal amount of $214,281 issued to Bleeding Rock LLC					X
10.17	Form of 10% Convertible Promissory Note	8-K	000-53167	99.1	2/3/12
10.18	Form of 10% Convertible Debt Warrant	8-K	000-53167	99.2	2/3/12
14.1	Code of Ethics adopted on November 11, 2011	10-Q	000-53167	99.1	2/17/12
16.1	Letter dated April 5, 2011, from Child, Van Wagoner & Bradshaw, PLLC	8-K	000-53167	16.1	4/5/11
21.1	List of Subsidiaries					X
23.1	Consent of Tanner LLC, independent registered public accounting firm					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14 (a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14 (a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Financial Statements Index

The following financial statements are filed with this report and are included immediately following the signature page hereof:

AUDITED FINANCIAL STATEMENTS OF AMERICAN SANDS ENERGY CORP.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011, and for the Cumulative Period from Inception through March 31, 2012

Consolidated Statements of Stockholders’ Deficit for the Cumulative Period from Inception through March 31, 2012

Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011, and for the Cumulative Period from Inception through March 31, 2012

Notes to Consolidated Financial Statements

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Sands Energy Corp.

Date: June 22, 2012	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer

Date: June 22, 2012	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William C. Gibbs	Chairman & Chief Executive Officer	June 22, 2012
William C. Gibbs	(Principal Executive Officer)

/s/ Daniel F. Carlson	Chief Financial Officer	June 22, 2012
Daniel F. Carlson	(Principal Financial and Accounting Officer)

/s/ Mark F. Lindsey	Director	June 22, 2012
Mark F. Lindsey

/s/ Edward P. Mooney	Director	June 22, 2012
Edward P. Mooney

/s/ Gayle McKeachnie	Director	June 22, 2012
Gayle McKeachnie

/s/ Justin Swift	Director	June 22, 2012
Justin Swift

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OF

AMERICAN SANDS ENERGY CORP.

(FORMERLY MILLSTREAM VENTURES, INC.)

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Sands Energy Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Sands Energy Corp. and subsidiaries (a development stage company) (the Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from inception through March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sands Energy Corp. and subsidiaries as of March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended and for the period from inception through March 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 4 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

June 21, 2012

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	March 31,
	2012	2011
Assets
Current assets:
Cash	$624,300	$54,224
Receivables	382,500	—
Prepaid and other current assets	237,693	171,682
Total current assets	1,244,493	225,906
Property and equipment, net	2,258	—

Total assets	$1,246,751	$225,906

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$536,809	$—
Accrued expenses	1,222,450	2,925,150
Notes payable	—	175,000
Total current liabilities	1,759,259	3,100,150
Convertible notes payable, net of discount of $669,351	948,580	—
Convertible note payable, related party	1,685,329	—
Deposits for purchase of common stock, net	710,214	—
Mineral lease payable	34,159	53,677
Total liabilities	5,137,541	3,153,827

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.001 par value: 200,000,000 shares authorized; 27,676,960 and 11,334,646 shares issued, respectively	27,677	11,335
Additional paid-in capital	4,811,313	3,165,629
Deficit accumulated during the development stage	(8,729,780)	(6,104,885)
Total stockholders' deficit	(3,890,790)	(2,927,921)

Total liabilities and stockholders' deficit	$1,246,751	$225,906

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative From Inception through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$—	$—	$—

Operating expenses:
Research and development	436,408	—	436,408
Selling, general and administrative	1,731,858	850,295	6,483,523
Mineral lease expense	133,875	213,044	1,321,307
Total operating expenses	2,302,141	1,063,339	8,241,238
Loss from operations	(2,302,141)	(1,063,339)	(8,241,238)
Other income (expense):
Interest income	860	87	22,985
Interest expense	(323,413)	(162,978)	(508,577)
Other income (expense)	49	879	(2,000)
Total other income (expense)	(322,504)	(162,012)	(487,592)
Net loss before provision for income taxes	(2,624,645)	(1,225,351)	(8,728,830)
Provision for income taxes	(250)	(100)	(950)
Net loss	$(2,624,895)	$(1,225,451)	$(8,729,780)

Net loss per common share - basic and diluted	$(0.11)	$(0.11)

Weighted average common shares outstanding - basic and diluted	23,789,317	11,334,646

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

From Inception Through March 31, 2012

(Expressed in US Dollars)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders
	Shares	Amount	capital	stage	deficit
Balance at December 1, 2004, inception	—	$—	$—	$—	$—

Recapitalization due to reverse merger	46	—	—	—	—

Common stock issued (at $.000097 per share)	10,300,000	10,300	(9,300)	—	1,000

Special warrants issued (at $0.26 per warrant)	—	—	1,079,750	—	1,079,750

Special warrants issued (at $0.74 per warrant)	—	—	140,702	—	140,702

Special warrants issued (at $0.70 per warrant)	—	—	453,549	—	453,549

Stock-based compensation expense	—	—	533,082	—	533,082

Net loss	—		—	(4,879,434)	(4,879,434)

Balance as of March 31, 2010	10,300,046	10,300	2,197,783	(4,879,434)	(2,671,351)

Stock-based compensation	—	—	80,537	—	80,537

Conversion of notes payable to common stock (at $0.23 per share)	1,034,600	1,035	477,149	—	478,184

Special warrants issued for cash (at $0.19 per warrant)	—	—	152,407	—	152,407

Special warrants issued for payment for leases (at $0.20 per warrant)	—	—	150,528	—	150,528

Issuance of warrants in connection with debt	—	—	107,225	—	107,225

Net loss	—	—	—	(1,225,451)	(1,225,451)

Balance as of March 31, 2011	11,334,646	11,335	3,165,629	(6,104,885)	(2,927,921)

Net assets acquired in reverse merger	10,280,062	10,280	435,495	—	445,775

Conversion of notes payable to common stock in connection with reverse merger dated June 3, 2011 (at $0.43 per share)	437,500	437	188,159	—	188,596

Stock-based compensation	—	—	597,426	—	597,426

Issuance of stock options to consultants	—	—	5,963	—	5,963

Issuance of warrants in connection with debt	—	—	424,266	—	424,266

Exchange of special warrants for common stock	5,624,752	5,625	(5,625)	—	—

Net loss	—	—	—	(2,624,895)	(2,624,895)

Balance as of March 31, 2012	27,676,960	$27,677	$4,811,313	$(8,729,780)	$(3,890,790)

See the accompanying notes to consolidated financial statements.

  American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative From Inception through
	March 31, 2012	March 31, 2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(2,624,895)	$(1,225,451)	$(8,729,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	—	5,726
Gain on disposal of fixed assets	(49)	—	(49)
Accretion of debt discount	195,985	107,225	303,210
Straight-line of mineral lease payable	(19,518)	(19,518)	34,159
Stock-based compensation expense	597,426	80,537	1,211,045
Issuance of stock options to consultants	5,963	—	5,963
Special warrants issued in payment for leases	—	150,528	188,160
Notes payable issued in payment for leases	—	—	126,840
(Increase) decrease in operating assets:
Receivables	(382,500)	—	(382,500)
Prepaid and other current assets	(66,011)	—	(237,693)
Increase (decrease) in operating liabilities:
Accounts payable	536,809	—	536,809
Accrued expenses	(40,426)	707,720	2,911,436
Accrued interest on convertible debt	127,429	—	127,429
Net cash used in operating activities	(1,669,513)	(198,959)	(3,899,245)
Cash flows from investing activities:
Acquisition of property and equipment	(3,072)	—	(8,524)
Disposal of property and equipment	588	—	588
Net cash used in investing activities	(2,484)	—	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	100,000	437,000
Proceeds from issuance of convertible notes payable	745,000	—	745,000
Proceeds from issuance of notes payable, related party	—	—	25,000
Proceeds from issuance of common stock and special warrants	—	152,407	1,827,408
Proceeds from deposits for purchase of common stock	710,214	—	710,214
Net cash received in reverse merger	852,759	—	852,759
Principal payments on notes payable	(65,900)	—	(65,900)
Net cash provided by financing activities	2,242,073	252,407	4,531,481
Net increase in cash	570,076	53,448	624,300
Cash, beginning of the period	54,224	776	—
Cash, end of the period	$624,300	$54,224	$624,300

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$950	$—	$950

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$188,596	$478,184	$666,780
Convertible note issued for accrued expenses	$1,660,832	$—	$1,660,832
Issuance of warrants associated with convertible notes payable	$424,266	$—	$424,266

  See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 1 - Description of Business and Nature of Operations

Green River Resources Corp. (an Alberta corporation) (“GRC”) formed on December 1, 2004 and its wholly owned subsidiary, Green River Resources, Inc. (a Utah corporation) (“GRI”), formed on February 16, 2005, were formed for the purpose of extracting oil from oil sands, oil shale, and other similar types of naturally occurring hydrocarbons in a cost effective and environmentally safe manner. As described in Note 2, GRC completed a merger transaction with American Sands Energy Corp. (formerly Millstream Ventures, Inc.) (“ASEC”), a publicly traded company, on June 3, 2011. The merger transaction was accounted for as a reverse acquisition with GRC treated as the accounting acquirer.

On December 31, 2011, GRC, a wholly owned non-operating subsidiary of ASEC, was voluntarily dissolved under the Business Corporation Act of the Provence of Alberta, Canada. As a result of the dissolution, ASEC assumed all of the outstanding stock of GRI which was the sole asset of GRC at the time of dissolution. References to the “Company” refer to GRC and its wholly owned subsidiary, GRI, prior to the reverse merger transaction on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction until December 31, 2011, and GRI and ASEC after December 31, 2011. The Company has not commenced operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, is considered a development stage company.

The Company has acquired rights to oil sand ore covering approximately 1,760 acres of prime oil sand deposits in the Sunnyside area of Utah. Prior to January 24, 2012, the Company had licensed proprietary extraction technology with Bleeding Rock, LLC (“Bleeding Rock”), which had an exclusive license to a bitumen and hydrocarbon extraction process to separate oil and other hydrocarbons from sand, dirt and other substances. Bleeding Rock is a significant stockholder of the Company and is 50% owned in combination among the Chief Executive Officer of the Company and two of his relatives.

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, the Company terminated its operating agreement with Bleeding Rock under which Bleeding Rock had licensed rights to use similar technology to GRI. The License Agreement also designates the Company as an “authorized agent” in representing the owner of the technology in future projects. The Chief Executive Officer, a director, and principal stockholder of the Company, is an owner and manager of Bleeding Rock.

The License Agreement requires the licensing parties to provide demonstration equipment for the process by which their proprietary solvent extracts bitumen from oil sands and to demonstrate the process on up to 150 tons of oil sands. The term of the License Agreement is for 20 years and thereafter so long as production of products using the technology is commercially and economically feasible.

Note 2 - Agreement and Plan of Merger

On May 5, 2011, GRC entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with ASEC, a publicly held company, pursuant to which ASEC agreed to issue 11,334,646 shares of its common stock to the stockholders of GRC in exchange for all of the outstanding equity securities of GRC. ASEC also agreed to issue up to 5,492,196 shares of its common stock upon exercise of warrants assumed at closing and 535,704 common shares upon conversion of a promissory note to Bleeding Rock.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

On June 3, 2011, GRC and ASEC closed the merger transaction described above. As a result of the merger, stockholders of GRC obtained a 56% interest in ASEC. Because the stockholders of GRC obtained a majority ownership in ASEC through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the consolidated operations of GRC through June 3, 2011 and reflect the consolidated operations of GRC and ASEC from June 3, 2011 through March 31, 2012. As a result of the merger, GRC received approximately $853,000 in cash to fund operations. In connection with the agreement, GRC lenders exchanged $175,000 in notes payable plus accrued interest of $13,000 for 437,500 shares of ASEC common stock.

On September 15, 2011, stockholders owning a majority of the voting control of the Company authorized, by written consent, an amendment to the articles of incorporation to change the name of the Company to “American Sands Energy Corp.” and authorized the change of domicile of the Company from the State of Nevada to the State of Delaware through the merger of the Company with and into a Delaware corporation formed for the purpose of changing domicile. The effective date of the change of domicile was October 19, 2011.

The Company is a development stage company engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Based on the reverse merger transaction, the public company, ASEC, is no longer considered to be a shell company.

Note 3 – Significant Accounting Policies

These financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for annual financial information, as well as the instructions to Form 10-K. Accordingly, they include all of the information and notes required by US GAAP for complete financial statements.

The preparation of financial statements, in conformity with US GAAP, requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions we believed to be applicable, and evaluated them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

a) Principles of Consolidation

The consolidated financial statements include the consolidated operations of GRC through June 3, 2011 and reflect the consolidated operations of GRC and ASEC from June 3, 2011 through March 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Receivables

The Company has not yet commenced its primary operations and remains a development stage company as of March 31, 2012. As of March 31, 2012, the Company has receivables related to billings to a third-party company for certain research and development expenses incurred. At the end of each reporting period, the Company estimates its allowance for doubtful accounts based on historical information and specific facts and circumstances associated with each customer balance. As of March 31, 2012, the Company anticipates that all outstanding receivables will be fully collected and thus no allowance for doubtful accounts has been recorded.

c) Property and Equipment

Property and equipment are made up completely of computers and equipment and are stated at cost and depreciated using the straight-line method over the estimated useful lives of 3 to 7 years.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

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

d) Mineral Leases

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

e) Deposits for Purchase of Common Stock, net

The Company records deposits for purchase of common stock when monies are received to purchase common stock but the related shares have not yet been issued. The Company also records a reduction in deposits for purchase of common stock for commissions associated with the money raised. Deposits for purchase of common stock are recorded to common stock when the related common shares are issued. As of March 31, 2012, the Company had $710,214 of deposits for purchase of common stock (net of commission of $19,801).

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

The Company calculates its current and deferred tax provision based on estimates and assumptions that can differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified.

The Company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense.

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of the voluntary dissolution of GRC on December 31, 2011, the Company may not be able to utilize net operating loss carry-forwards generated by GRC to offset future taxable income. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

g) Reverse Stock Split

Effective October 19, 2011, the Company implemented a 1-for-2 reverse stock split of its issued and outstanding common stock. All common share and per common share information in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse common stock split.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

h) Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options, the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For warrants issued to lenders, the Company records the grant-date fair value of the warrants and any resulting beneficial conversion feature for convertible debt, as a note discount. The discount is then amortized over the term of the convertible debt as non-cash interest expense.

i) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended March 31, 2012 and 2011.

j) Research and Development

The Company continues to develop additional technology related to its proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the years ended March 31, 2012 and 2011, the Company incurred costs of $436,408 and $0, respectively, for research and development of the technology involved with developing its technologies.

k) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. Cash is placed on deposit in major financial institutions in the United States. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

As of March 31, 2012, all of ASEC’s receivables were from one company for reimbursement of research and development costs. The company is a large multi-national company. ASEC’s management has performed an evaluation of the company’s financial condition and believes the receivables are fully collectible.

l) Recent Accounting Pronouncements

In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively, and is effective for the Company beginning April 1, 2012. The updated guidance is not expected to have a material impact on the Company’s consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The adoption of ASU 2011-05 and ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 – Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended March 31, 2012 of $2,624,895 and a net loss for the year ended March 31, 2011 of $1,225,451 and has an accumulated deficit of $8,729,780, as of March 31, 2012. In addition, the Company will require approximately $50,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company is currently actively seeking additional private placements of equity securities.  The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sand refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	March 31, 2011
Payroll	$1,172,893	$1,137,695
Mineral lease payable	49,557	195,213
Fees payable to Bleeding Rock	—	1,521,551
Legal and professional fees	—	35,126
Income tax payable	—	700
Reports and engineering	—	21,273
Interest	—	13,592

Total accrued expenses	$1,222,450	$2,925,150

Note 6 – Mineral Leases

During 2005, the Company acquired two oil sand mineral leases: one covering an undivided 40% interest and the other covering an undivided 20% interest in a 1,120-acre parcel. Additionally, an undivided 16.666% interest in a 640-acre tract was acquired. These leases are located in Carbon County, Utah, have a 6-year life, and require minimum yearly lease payments of $151,403, increasing to $224,597 on the 5th anniversary of the lease date if the properties have not reached commercial production. In January 2012, the lease terms were extended through 2014 and the annual lease payments remained at $224,579.

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the chief executive officer of the Company, for an additional undivided 5% interest in the 640-acre tract (for a total 21.666% undivided interest in the 640-acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre tract. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production.

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sand ore is mined on their respective property. Through March 31, 2012, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

March 31,
2013	$232,562
2014	176,413
Total future minimum lease payments	$408,975

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 7 – Notes Payable

On June 3, 2011, outstanding notes payable of $150,000, related-party notes payable of $25,000, and approximately $13,000 of accrued interest, were converted into 437,500 shares of common stock in connection with the Company’s reverse merger.

Note 8 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $745,000 of convertible notes payable subsequent to the reverse merger, through March 31, 2012. These notes were issued pursuant to a $1,750,000 private offering. As of March 31, 2012, there was $1,515,000 of convertible notes payable outstanding with accrued interest of $102,931.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. During the year ended March 31, 2012, the Company granted 3,038,667 warrants in connection with this offering. The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $865,334. For the warrants issued during the year ended March 31, 2012, the Company valued the warrant discount using the Black-Scholes pricing model with the following weighted average assumptions:

Assumption
Dividend yield
Weighted average volatility	158.34%
Risk-free interest rate	0.99%
Expected life (years)	2.79

Note 9 – Convertible Note Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding payable to a related party, Bleeding Rock LLC, into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of March 31, 2012, the carrying balance of the note was $225,306, including accrued interest of $11,025.

Effective January 24, 2012, the Company entered into a Termination Agreement with Bleeding Rock (the “Termination Agreement”). The purpose of the agreement was to terminate the Operating Agreement dated May 31, 2005, as amended, between Bleeding Rock and GRI (the “Operating Agreement”). Pursuant to the Operating Agreement GRI had obtained the rights through Bleeding Rock to utilize a process for the development, engineering and extraction of hydrocarbons from oil sands. In light of conversations with potential investors, the Company determined that having the technology licensed directly to the Company (rather than through Bleeding Rock and the Operating Agreement) would be beneficial to fund raising prospects.

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note is due and payable in one year from the date of the note and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. As of March 31, 2012, the carrying balance of the note was $1,460,023, including accrued interest of $13,472. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 10 – Common Stock

In March 2012, the Company initiated a private placement to sell an aggregate maximum of $7,000,000 composed of the sale of up to 140 units at $50,000 per Unit, each unit composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of March 31, 2012, the Company had sold 634,796 shares of common stock under the private placement agreement resulting in gross proceeds of $730,015. As more fully described in Note 11, the Company also issued 158,706 warrants in connection with this private placement. As of March 31, 2012, none of the shares had been issued, so the amounts received are reflected as “Deposits for purchase of common stock, net” on the March 31, 2012 consolidated balance sheet.

Note 11 – Warrants

The Company has four classes of warrants; namely, special warrants, bridge warrants, convertible debt warrants, and private placement warrants.

a)	Special Warrants

The Company has issued 5,624,752 warrants from its inception in exchange for cash totaling $1,826,408. Each warrant issued, entitles the holder, without payment of additional consideration, to acquire fully paid and non-assessable common shares. The warrants can be exercised at the option of the holder or the Company at any time. In December 2011, the Company elected to exchange the special warrants for common stock of the Company. As of March 31, 2012 and March 31, 2011, there were 0 and 5,624,752 special warrants outstanding, respectively.

b)	Bridge Warrants

In connection with the issuance of certain notes payable (see Note 7), the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share. As of March 31, 2012 and March 31, 2011, there were 244,420 bridge warrants issued and outstanding.

c)	Convertible Debt Warrants

In connection with the Company’s $1,750,000 private convertible note offering (see Note 8), the Company granted warrants to the note holders. These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of March 31, 2012 and March 31, 2011, there were 3,038,667 and 0 warrants outstanding, respectively.

d)	Private Placement Warrants

In connection with the Company’s $7,000,000 private placement of its common stock (see Note 10), the Company granted warrants to the stock purchasers. These warrants give the holder the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of March 31, 2012 and 2011, there were 158,706 and 0 warrants outstanding, respectively.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 12 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the year ended March 31, 2012, the Company issued 3,087,500 options to officers and directors of the Company outside of the 2011 Plan, including 1,537,500 issued in connection with the stock option exchange described below. The options vested immediately, have an exercise price of $0.40 per share, and expire on March 31, 2018. In September 2011, the Company issued 75,000 5-year options to directors of the Company under the 2011 Plan. The options have a $0.50 exercise price and vest 25% immediately and 25% per year at the beginning of each of the next 3 subsequent years. In February 2012, the Company issued 50,000 5-year options to a third-party financial consultant and 600,000 5-year options to new management of the Company under the 2011 Plan. The options granted to the consultant have a $0.25 exercise price and vest 25% immediately and 25% per year at the beginning of each of the next 3 subsequent years. The options granted to the new management have an exercise price equal to the next financing by the Company and vest 50% upon a $5,000,000 financing and 50% upon a $45,000,000 financing. The Company recorded $603,389 of compensation expense during the year ended March 31, 2012 in connection with issuing the options described above.

Prior to the Company’s adoption of the 2011 Plan, from time to time the Company issued stock options to certain key employees, officers and directors. The Company had authorized a total of 1,775,000 shares of its common stock for grant as stock options. Options to purchase shares of the Company’s common stock were granted at a price not less than 100% of the estimated market price on the date of grant. The Company had options that vested immediately and options that vested over a 3-year period, one third on the grant date and one third each year thereafter. As of March 31, 2011, the Company had granted 1,537,500 options under these terms. In connection with the amended Stock Exchange Agreement dated May 31, 2011, all of the stock options issued by the Company prior to June 3, 2011 were cancelled and exchanged for new options issued outside of the 2011 Plan in connection with the Company’s reverse merger with ASEC. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions noted below:

	March 31,
Assumption	2012	2011
Dividend yield	—	—
Weighted average volatility	150.17%	144.12%
Risk-free interest rate	1.05%	1.07%
Expected life (years)	4	2

Expected option lives were based on historical data of the Company. Expected stock price volatility was based on data from comparable public companies. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

The summary of option activity for the years ended March 31, 2012 and 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of April 1, 2010	1,525,000	$0.68	2.00
Granted	37,500	0.40	3.00
Exercised	—	—	—
Canceled	—	—	—
Expired	(25,000)	0.70	—
Balance as of March 31, 2011	1,537,500	0.68	1.00
Granted	3,212,500	0.40	5.95
Exercised	—	—	—
Canceled	—	—	—
Expired	(1,537,500)	0.68	—
Balance as of March 31, 2012	3,212,500	0.40	5.95

The weighted average grant-date fair value of options granted during the years ended March 31, 2012 and March 31, 2011 was $0.20 and $0.14, respectively.

Outstanding and exercisable options presented by price range as of March 31, 2012 are as follows:

	Options Outstanding			Options Exerciseable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.25	50,000	4.87	$0.25	12,500	$0.25
0.40	3,087,500	6.00	0.40	3,087,500	0.40
0.50	75,000	4.50	0.50	18,750	0.50

$0.25-$0.50	3,212,500	5.95	$0.40	3,118,750	$0.40

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses and benefits during the fiscal years ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Stock-based compensation expense	$603,389	$80,537

Income tax benefit recognized related to stock-based compensation	—	—

Income tax benefit realized from the exercise and vesting of options	—	—

As of March 31, 2012, there was $40,165 of total unrecognized compensation cost with a weighted-average vesting period of approximately 3 years.

As of March 31, 2012 and 2011, the intrinsic value of outstanding and vested stock options was as follows:

	March 31,
	2012	2011
Intrinsic value - options outstanding	$2,409,375	$613,619
Intrinsic value - options exercisable	2,339,063	456,014
Intrinsic value - options exercised	—	—

Note 13 - Income taxes

Net loss before provision for income taxes for the years ended March 31, 2012 and 2011 consists of the following:

	March 31,
	2012	2011
Domestic operations	$(2,624,645)	$(981,478)
Foreign operations	—	(243,873)
Net loss before income taxes	$(2,624,645)	$(1,225,351)

Provision for income taxes consists of the following components:

	March 31,
	2012	2011
Current	$250	$100
Deferred	—	—
Total	$250	$100

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Temporary differences and their related deferred income tax assets and (liabilities) are as follows:

	March 31,
	2012	2011
Deferred income tax assets - current:
Accrued salary	$430,401	$430,401
Accrued expenses	651,464	567,539
Mineral lease payable	12,741	20,022
	1,094,606	1,017,962
Deferred income taxes - long-term:
Net operating loss carry forward	1,855,372	954,297
Total deferred income tax assets	2,949,978	1,972,259
Valuation allowance	(2,949,978)	(1,972,259)
Net deferred income tax assets	$—	$—

A reconciliation of provision (benefit) for income taxes provided at the federal statutory rate (34% for fiscal years 2012 and 2011) to actual provision for income taxes is as follows:

	March 31,
	2012	2011
Benefit for income taxes computed at federal statutory rate	$892,464	$416,653
State income taxes, net of federal tax benefit	78,739	36,764
Other	6,266	(88,734)
Change in valuation allowance	(977,719)	(364,783)

Provision for income taxes	$(250)	$(100)

Effective tax rate	0.03%	0.02%

As of March 31, 2012, the Company has available for federal income tax purposes net operating loss carry-forwards of approximately $5,000,000, which begin to expire in 2025, that may be used to offset future taxable income, if any. Pursuant to Section 382 of the IRS code, current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The Company has provided a full valuation allowance for the tax benefit of the operating loss carry-forwards and other deferred income tax assets due to the uncertainty regarding realization.

During the year ended March 31, 2012, the Company completed filing its income tax returns in the United States and in the state of Utah from inception to date. The Company did not incur significant penalties and interest in connection with filing its returns.

With the merger of GRC into ASEC in December 2011, the Company no longer has any foreign taxable income and is not required to file any foreign income tax returns.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 14 – Related-Party Transactions

From inception, pursuant to the terms of the Operating Agreement (see Note 1), the Company has entered into transactions with Bleeding Rock. Historically, the Company has paid Bleeding Rock a fee as required by the Operating Agreement. The Chief Executive Officer of the Company is also the managing executive of Bleeding Rock. Accrued fees as of March 31, 2012 and 2011 were $0 and $1,521,551, respectively.

Effective January 24, 2012, the Company entered into a Termination Agreement with Bleeding Rock (the “Termination Agreement”). The purpose of the agreement was to terminate the Operating Agreement dated May 31, 2005, as amended, between Bleeding Rock and GRI (the “Operating Agreement”). Pursuant to the Operating Agreement GRI had obtained the rights through Bleeding Rock to utilize a process for the development, engineering and extraction of hydrocarbons from oil sands. In light of conversations with potential investors, the Company determined that having the technology licensed directly to the Company (rather than through Bleeding Rock and the Operating Agreement) would be beneficial to fund raising prospects.

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note is due and payable in one year from the date of the note and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. The Company is not responsible for the repayment of the note issued by GRI except for issuing stock if the note is converted. As of March 31, 2012, the carrying balance of the note was $1,460,023, including accrued interest of $13,472. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock. Contemporaneous with the execution of the License Agreement and the Termination Agreement described above, the Company entered into a Gross Royalty Agreement with Bleeding Rock whereby the Company is obligated to pay a royalty equal to 1.5% of the gross receipts from future projects using the technology, excluding the current project in Sunnyside, Utah. The Gross Royalty Agreement was similarly assigned to Hidden Peak.

On May 31, 2011, the Company converted $214,281 of the accrued fees to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of March 31, 2012, the carrying balance of the note was $225,307, including accrued interest of $11,025.

In 2009, the Company entered into a mineral lease with William G. Gibbs, a relative of the Chief Executive Officer of the Company, for an additional undivided 5% interest in the 640-acre tract (for a total 21.666% undivided interest in the 640-acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre tract. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production.

Note 15 – Commitments

On August 1, 2007, the Company entered into an employment contract with the Chief Executive Officer (“CEO”), with a term through December 31, 2013, that provides for a minimum annual salary of $400,000 plus benefits. Under the terms of the agreement, unpaid amounts are accrued until the Company receives funding of $1,000,000 or more, at which time the payment of the CEO’s salary will start. If the accrued salary is not paid within 6 months of funding, the CEO will have the right to convert accrued and unpaid amounts into common stock of the Company. On August 12, 2009, the term of the employment agreement was extended to December 31, 2015. As of March 31, 2012 and March 31, 2011, the total accrued commitment was $1,070,207 and $1,046,884, respectively, which is included as accrued expenses and selling, general and administrative expense in the accompanying consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

On February 16, 2012, the Company entered into an employment agreement with the President. The agreement is terminable by either party upon 30 days’ notice. Pursuant to the terms of the agreement, the President will be entitled to a base salary of $240,000 per year upon the first successful fundraising by the Company of at least $5,000,000 in equity or convertible securities (the “Financing Event”). Upon completion of the Financing Event, he will also receive 5-year options to purchase 400,000 shares of the Company’s common stock. The options will vest 50% upon the Financing Event and 50% upon the completion of a total of $40,000,000 in equity or debt financing during the term of the agreement. The options will have an exercise price equal to the price per share, or per share equivalent, of the Financing Event. Under his employment agreement, the President is entitled to receive an annual bonus of up to $240,000, at the discretion of the board, to be paid on or before December 15th of each year. As of March 31, 2012, the Financing Event had not been successfully completed.

In addition, the current consulting agreement dated October 1, 2011, between the Company and C14 Strategy (the “Consulting Agreement”), an entity controlled by the President, will remain in force until a Financing Event at which time it will be immediately terminated. Pursuant to the Consulting Agreement, C14 provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 is paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or by mutual consent.

On February 16, 2012, the Company entered into an employment agreement with the Chief Financial Officer. The agreement is terminable by either party upon 30 days’ notice. Upon completion of a Financing Event, the CFO will be entitled to a base salary of $120,000 per year and will receive 5-year options to purchase 200,000 shares of the Company’s common stock. The options will vest 50% upon the Financing Event and 50% upon the completion of a total of $40,000,000 in equity or debt financing during the term of the agreement. The options will have an exercise price equal to the price per share, or per share equivalent, of the Financing Event. Under his employment agreement, the CFO is entitled to receive an annual bonus of up to $120,000, at the discretion of the Board, to be paid on or before December 15th of each year.

Note 16 – Subsequent Events

Subsequent to March 31, 2012, the Company raised an additional $523,233 of funding through the sale of 454,985 shares of the Company’s common stock and the issuance of 113,696 warrants to purchase the Company’s common stock in connection with the Company’s $7,000,000 private placement described in Note 10.

On April 1, 2012, the Company entered into a Management and Services Agreement (the “Management Agreement”) with a principal stockholder to provide management services to the Company (the “Principal Stockholder”). The Principal Stockholder is managed by one of the Company’s directors and is owned in part by this director and by the Company’s CFO, who is also the chief financial officer of the Principal Stockholder. The term of the Agreement commenced on April 1, 2012 and is effective for 36 months, and automatically renews for an additional 12 months on each succeeding anniversary unless terminated in writing by either party. In exchange for the services provided by the Principal Stockholder, the Company agrees to pay a monthly fee to the Principal Stockholder of $25,000. The monthly fee will accrue until the Company raises a minimum of $3,500,000 in an equity or debt offering (the “Offering”) and at the time of the closing of the Offering, the Principal Stockholder shall have the option, but not the obligation, to convert all outstanding amounts accrued into the equity or debt instruments issued by the Company in the Offering.

