Form 10-K/A
period 2012-03-31
American Sands Energy Corp.
filed 2012-07-20
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

1

EXPLANATORY PARAGRAPH

This Amendment No. 1 to Form 10-K for fiscal year end March 31, 2012 is being filed soley for the purpose of amending the XBRL exhibits. The context on a column on the Balance Sheet was erroneously tagged as December 31, 2011. That column should have been labeled as March 31, 2012, the reported fiscal year end.

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Filed Herewith
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema	X
101.CAL	XBRL Calculation Linkbase	X
101.DEF	XBRL Definition Linkbase	X
101.LAB	XBRL Label Linkbase	X
101.PRE	XBRL Presentation Linkbase	X

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Sands Energy Corp.

Date: July 20, 2012	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer

Date: July 20, 2012	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer

4