Form 10-Q
period 2012-06-30
American Sands Energy Corp.
filed 2012-08-15
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to _________

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

Yes ☐       No ☒

The issuer had 28,766,741 shares of common stock, $.001 par value, outstanding as of August 7, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Sands Energy Corp.

      (Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2012	2012
Assets
Current assets:
Cash	$741,022	$624,300
Receivables	14,598	382,500
Prepaid and other current assets	209,135	237,693
Total current assets	964,755	1,244,493

Property and equipment, net	2,174	2,258

Total assets	$966,929	$1,246,751

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$217,754	$536,809
Accrued expenses	1,241,265	1,222,450
Total current liabilities	1,459,019	1,759,259

Convertible notes payable, net of discount of $589,152 and $669,351, respectively	1,066,551	948,580

Convertible note payable, related party	1,706,567	1,685,329

Deposits for purchase of common stock, net	–	710,214

Mineral lease payable	29,279	34,159
Total liabilities	4,261,416	5,137,541

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	–	–
Common stock, $.001 par value: 200,000,000 shares authorized; 28,766,741 and 27,676,960 shares issued, respectively	28,767	27,677
Additional paid-in capital	6,187,052	4,811,313
Deficit accumulated during the development stage	(9,510,306)	(8,729,780)
Total stockholders' deficit	(3,294,487)	(3,890,790)

Total liabilities and stockholders' deficit	$966,929	$1,246,751

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three	For the Three	Cumulative From
	Months Ended	Months Ended	Inception through
	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$–	$–	$–

Operating expenses:
Selling, general and administrative	508,148	840,638	6,991,671
Research and development	79,909	–	516,317
Mineral lease expense	53,261	(25,908)	1,374,568

Total operating expenses	641,318	814,730	8,882,556

Loss from operations	(641,318)	(814,730)	(8,882,556)

Other income (expense):
Interest expense	(139,208)	(16,423)	(647,785)
Interest income	–	–	22,985
Other income (expense)	–	286	(2,000)

Total other income (expense)	(139,208)	(16,137)	(626,800)

Net loss before provision for income taxes	(780,526)	(830,867)	(9,509,356)

Provision for income taxes	–	–	(950)
Net loss	$(780,526)	$(830,867)	$(9,510,306)

Net loss per common share - basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding - basic and diluted	28,476,522	14,632,312

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

For the Three Months Ended June 30, 2012

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
Balance as of April 1, 2012	27,676,960	$27,677	$4,811,313	$(8,729,780)	$(3,890,790)
Shares issued to satisfy deposits to purchase common common stock	634,796	635	709,579	–	710,214
Common stock issued for cash at $1.15 per share	454,985	455	491,564	–	492,019
Stock-based compensation	–	–	173,061	–	173,061
Issuance of stock options to consultants	–	–	1,535	–	1,535
Net loss	–	–	–	(780,526)	(780,526)
Balance as of June 30, 2012	28,766,741	$28,767	$6,187,052	$(9,510,306)	$(3,294,487)

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(Formerly Millstream Ventures, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three	For the Three	Cumulative From
	Months Ended	Months Ended	Inception through
	June 30, 2012	June 30, 2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(780,526)	$(830,867)	$(9,510,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84	–	5,810
Gain on disposal of fixed assets	–	–	(49)
Accretion of debt discount	80,200	7,719	383,410
Straight-line of mineral lease payable	(4,880)	(4,880)	29,279
Stock-based compensation expense	173,061	584,061	1,384,106
Issuance of stock options to consultants	1,535	–	7,498
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	367,902	–	(14,598)
Prepaid and other current assets	28,558	31,950	(209,135)
Increase (decrease) in operating liabilities:
Accounts payable	(319,055)	96,530	217,754
Accrued expenses	18,815	(63,722)	2,930,251
Accrued interest on convertible debt	59,009	8,317	186,438
Net cash used in operating activities	(375,297)	(170,892)	(4,274,542)
Cash flows from investing activities:
Acquisition of property and equipment	–	(9,450)	(8,524)
Disposal of property and equipment	–	–	588
Net cash used in investing activities	–	(9,450)	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	–	150,000	437,000
Proceeds from issuance of convertible notes payable	–	–	745,000
Proceeds from issuance of notes payable, related party	–	–	25,000
Proceeds from issuance of common stock and special warrants	492,019	852,759	2,319,427
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	(65,900)	852,759
Principal payments on notes payable	–	–	(65,900)
Net cash provided by financing activities	492,019	936,859	5,023,500
Net increase in cash	116,722	756,517	741,022
Cash, beginning of the period	624,300	54,224	–
Cash, end of the period	$741,022	$810,741	$741,022
Supplemental disclosures of cash flow information:
Interest paid	$–	$12,153	$–
Income taxes paid	$–	$–	$950
Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$–	$188,595	$666,780
Convertible note issued for accrued expenses	$–	$214,669	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$86,025	$424,266
Shares issued to satisfy deposits to purchase common stock	$710,214	$–	$710,214

 See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp. (Formerly Millstream Ventures, Inc.) (A Development Stage Company) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Nature of Operations

American Sands Energy Corp. (the Company” or “ASEC”) is a development stage company engaged in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. The Company was originally incorporated in the State of Nevada on May 26, 2005 under the name Millstream Ventures, Inc. On October 19, 2011, the Company changed is legal domicile by merging into a newly formed Delaware corporation named American Sands Energy Corp. which was incorporated on September 14, 2011, for the sole purpose of changing the domicile of the Company from the State of Nevada to the State of Delaware.

Green River Resources Corp., an Alberta, Canada, corporation (“GRC”), formed on December 1, 2004, and its wholly owned subsidiary, Green River Resources, Inc., a Utah corporation (“GRI”), formed on February 16, 2005, were formed for the purpose of extracting oil from oil sands, oil shale, and other similar types of naturally occurring hydrocarbons in a cost effective and environmentally safe manner. As described in Note 2, on June 3, 2011, ASEC acquired GRC in a stock for stock transaction which, for accounting purposes, was treated as a reverse acquisition ,whereby GRC was treated as the accounting acquirer.

On December 31, 2011, GRC, a wholly owned non-operating subsidiary of the Company, was voluntarily dissolved under the Business Corporation Act of the Provence of Alberta, Canada. As a result of the dissolution, the Company assumed all of the outstanding stock of GRI which was the sole asset of GRC at the time of dissolution. References to the “Company” refer to GRC and its wholly owned subsidiary, GRI, prior to the reverse acquisition on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse acquisition transaction until December 31, 2011, and GRI and ASEC after December 31, 2011. The Company has not generated revenues from its principal operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, is considered a development stage company.

The Company has acquired rights to approximately 1,760 acres of prime oil sand deposits in the Sunnyside area of Utah. Prior to January 24, 2012, the Company had licensed proprietary extraction technology with Bleeding Rock, LLC (“Bleeding Rock”), which had an exclusive license to a bitumen and hydrocarbon extraction process to separate oil and other hydrocarbons from sand, dirt and other substances. Bleeding Rock is a significant stockholder of the Company and is 50% owned in combination among the Chief Executive Officer of the Company and two of his relatives.

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

Note 2 - Agreement and Plan of Merger

On May 5, 2011, the Company entered into a Stock Exchange Agreement dated April 29, 2011, as amended June 3, 2011, with GRC, a privately held company, pursuant to which the Company agreed to issue 11,334,646 shares of its common stock to the stockholders of GRC in exchange for all of the outstanding equity securities of GRC. The Company also agreed to issue up to 5,492,196 shares of its common stock upon exercise of warrants assumed at closing and 535,704 common shares upon conversion of a promissory note to Bleeding Rock.

On June 3, 2011, the Company and GRC closed the reverse acquisition transaction described above. As a result of the closing of the transaction, stockholders of GRC obtained a 56% interest in the Company. Because the stockholders of GRC obtained a majority ownership in the Company through the stock-for-stock exchange, the transaction has been accounted for as a reverse acquisition. Accordingly, the historical financial statements reflect the consolidated operations of GRC through June 3, 2011, the consolidated operations of GRC and the Company subsequent to June 3, 2011 through December 31, 2011 (the date of GRC’s dissolution described above) and the consolidated operations of the Company and GRI after December 31, 2011. Through the reverse acquisition, GRC received approximately $853,000 in cash to fund operations. In connection with the agreement, GRC lenders exchanged $175,000 in notes payable plus accrued interest of $13,000 for 437,500 shares of ASEC common stock. Based upon the closing of the reverse acquisition transaction, the Company is no longer considered to be a shell company.

American Sands Energy Corp. (Formerly Millstream Ventures, Inc.) (A Development Stage Company) Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Significant Accounting Policies

These financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Operating results for the three months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2013.

For further information, refer to the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2012.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of GRC through June 3, 2011, the consolidated operations of GRC and ASEC from June 3, 2011 through the GRC dissolution on December 31, 2011 and the consolidated operations of ASEC and GRI through June 30, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Receivables

The Company has not generated revenues from its principal operations and remains a development stage company as of June 30, 2012. As of June 30, 2012, the Company has receivables related to billings to a third-party company for certain research and development expenses incurred. At the end of each reporting period, the Company estimates its allowance for doubtful accounts based on historical information and specific facts and circumstances associated with each customer balance. As of June 30, 2012, the Company anticipates that all outstanding accounts receivable will be fully collected and thus no allowance for doubtful accounts has been recorded.

c) Mineral Leases

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

d) Deposits for Purchase of Common Stock, net

The Company records deposits for purchase of common stock when monies are received to purchase common stock but the related shares have not yet been issued. The Company also records a reduction in deposits for purchase of common stock for commissions associated with the money raised. Deposits for purchase of common stock are recorded to common stock when the related common shares are issued. As of June 30, 2012 and March 31, 2012, the Company had $0 and $710,214 of deposits for purchase of common stock (net of commission of $19,801).

e) Stock-based Compensation

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

f) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended June 30, 2012 and 2011.

g) Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU’) 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early-adopted this ASU, and this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 – Going Concern

The Company’s financial statements have been prepared assuming the Company is a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended June 30, 2012 of $780,526 and has an accumulated deficit of $9,510,306, as of June 30, 2012. In addition, the Company will require approximately $50,000,000 in capital to commence its principal operations.

The Company intends to continue its research and development efforts, but does not have revenues from which to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

American Sands Energy Corp. (Formerly Millstream Ventures, Inc.) (A Development Stage Company) Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company is actively seeking additional private placements of equity securities.  The Company plans to continue to obtain financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing needed to develop its technology and alleviate doubt about its ability to continue as a going concern. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	June 30,	March 31,
	2012	2012
Payroll	$1,191,708	$1,172,893
Mineral lease payable	49,557	49,557

Total accrued expenses	$1,241,265	$1,222,450

Note 6 – Mineral Leases

During 2005, the Company acquired two oil sands mineral leases: one covering an undivided 40% interest and the other covering an undivided 20% interest in a 1,120-acre parcel. Additionally, an undivided 16.666% interest in a 640-acre tract was acquired. These leases are located in Carbon County, Utah, have a 6-year life, and require minimum yearly lease payments of $151,403, increasing to $224,597 on the fifth anniversary of the lease date if the properties have not reached commercial production. In January 2012, the lease terms were extended through 2014 and the annual lease payments remained at $224,597.

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the chief executive officer of the Company, for an additional undivided 5% interest in the 640-acre tract (for a total 21.666% undivided interest in the 640-acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre tract. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October, 2015 if the property has not reached commercial production.

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leased property.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between the leases and the corresponding royalties are paid on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sand ore is mined on their respective property. Through June 30, 2012, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

American Sands Energy Corp. (Formerly Millstream Ventures, Inc.) (A Development Stage Company) Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments are as follows for the years ending:

June 30,
2013	$232,562
2014	232,562
2015	6,638
Total future minimum lease payments	$471,762

Note 7 – Notes Payable

On June 3, 2011, outstanding notes payable of $150,000, related-party notes payable of $25,000, and approximately $13,000 of accrued interest, were converted into 437,500 shares of common stock in connection with the Company’s reverse merger.

Note 8 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $745,000 of convertible notes payable subsequent to the reverse merger, through June 30, 2012. These notes were issued pursuant to a $1,750,000 private offering. As of June 30, 2012, there was $1,515,000 of convertible notes payable outstanding with accrued interest of $140,703. This offering was closed by the Company effective January 31, 2012.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. Through June 30, 2012, the Company granted 3,038,667 warrants in connection with this offering. The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $865,334. For the warrants issued, the Company valued the warrant discount using the Black-Scholes pricing model with the following weighted average assumptions:

Assumptions
Dividend yield
Weighted average volatility	158.34%
Risk-free interest rate	0.99%
Expected life (years)	2.79

Note 9 – Convertible Note Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding payable to a related party, Bleeding Rock LLC, into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of June 30, 2012, the carrying balance of the note was $228,512, including accrued interest of $14,231. In August 2012, the Company extended the due date of the note to April 30, 2014.

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

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note initially was due and payable in one year from the date of the note and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. In August 2012, the Company extended the due date of the note to April 30, 2014.

As of June 30, 2012, the carrying balance of the note was $1,478,055, including accrued interest of $31,504. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock.

Note 10 – Common Stock

In March 2012, the Company initiated a private placement to raise an aggregate maximum of $7,000,000 through the sale of up to 140 units at $50,000 per unit. Each unit is composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of June 30, 2012, the Company had sold 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,253,248. As more fully described in Note 11, the Company issued 272,402 warrants in connection with this private placement.

Note 11 – Warrants

The Company has four classes of warrants; namely, special warrants, bridge warrants, convertible debt warrants, and private placement warrants.

a)	Special Warrants

The Company has issued 5,624,752 warrants from its inception in exchange for cash totaling $1,826,408. Each warrant issued entitles the holder without payment of additional consideration, to acquire fully paid and non-assessable common shares. The warrants can be exercised at the option of the holder or the Company at any time. In December 2011, the Company elected to exchange the special warrants for common stock of the Company. As of June 30, 2012 and March 31, 2012, there were no special warrants outstanding.

b)	Bridge Warrants

In connection with the issuance of certain notes payable (see Note 7), the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share. As of June 30, 2012 and March 31, 2012, there were 244,420 bridge warrants issued and outstanding.

c)	Convertible Debt Warrants

In connection with the Company’s $1,750,000 private convertible note offering (see Note 8), the Company granted warrants to the note holders. These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of June 30, 2012 and March 31, 2012, there were 3,038,667 convertible debt warrants outstanding.

d)	Private Placement Warrants

In connection with the Company’s $7,000,000 private placement (see Note 10), the Company granted warrants to the stock purchasers. These warrants give the holder the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of June 30, 2012 and March 31, 2012, there were 272,402 and 158,706 private placement warrants outstanding, respectively.

Note 12 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the three months ended June 30, 2012, the Company issued 450,000 options to officers and directors of the Company under the 2011 Plan. The options vest 1/3 immediately and 1/3 on each of the first two anniversary dates, have an exercise price of $1.15 per share, and expire on June 15, 2017. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions noted below were used to value the options granted during the three months ended June 30, 2012.

American Sands Energy Corp. (Formerly Millstream Ventures, Inc.) (A Development Stage Company) Notes to Condensed Consolidated Financial Statements (Unaudited)

Assumptions
Dividend yield	-
Weighted average volatility	175.45%
Risk-free interest rate	0.43%
Expected life (years)	5

Expected option lives were based on historical data of the Company. Expected stock price volatility was based on data from comparable public companies. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

The summary of option activity for the three months ended June 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2012	3,212,500	$0.40	5.95
Granted	450,000	1.15	4.83
Exercised	–	–	–
Canceled	–	–	–
Expired		–	–
Balance as of June 30, 2012	3,662,500	$0.49	5.59

The weighted average grant-date fair value of options granted during the three months ended June 30, 2012 and June 30, 2011 was $1.09 and $0.19, respectively.

Outstanding and exercisable options presented by price range as of June 30, 2012 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.25	50,000	4.62	$0.25	12,500	$0.25
0.40	3,087,500	5.75	0.40	3,087,500	0.40
0.50	75,000	4.25	0.50	18,750	0.50
1.15	450,000	4.83	1.15	150,000	1.15
$0.25-$1.15	3,662,500	5.59	$0.49	3,268,750	$0.38

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis. The Company recognized the following equty-based compensation expenses during the three months ending June 30, 2012 and 2011.

American Sands Energy Corp. (Formerly Millstream Ventures, Inc.) (A Development Stage Company) Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30,
	2012	2011
Stock-based compensation expense	$174,596	$584,061
Income tax benefit recognized related to stock-based compensation	–	–
Income tax benefit realized from the exercise and vesting of options	–	–

As of June 30, 2012, there was $313,156 of total unrecognized compensation expense with a weighted average vesting period of approximately 2.5 years.

As of June 30, 2012, the intrinsic value of outstanding and vested stock options was as follows:

Intrinsic value - options outstanding	$2,409,375
Intrinsic value - options exercisable	2,339,063
Intrinsic value - options exercised	–

Note 13 – Related-Party Transactions

From inception, pursuant to the terms of the Operating Agreement (see Notes 1 and 9), the Company has entered into transactions with Bleeding Rock. Historically, the Company has paid Bleeding Rock a fee as required by the Operating Agreement. The Chief Executive Officer of the Company is also the managing executive of Bleeding Rock.

Effective January 24, 2012, the Company entered into a Termination Agreement with Bleeding Rock. The purpose of the agreement was to terminate the Operating Agreement dated May 31, 2005, as amended, between Bleeding Rock and GRI. Pursuant to the Operating Agreement, GRI had obtained the rights through Bleeding Rock to utilize a process for the development, engineering and extraction of hydrocarbons from oil sands. In light of conversations with potential investors, the Company determined that having the technology licensed directly to the Company (rather than through Bleeding Rock and the Operating Agreement) would be beneficial to fund raising prospects.

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note is due and payable in one year from the date of the note and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. In August 2012, the due date of the note was extended to April 30, 2014. As of June 30, 2012, the carrying balance of the note was $1,478,055, including accrued interest of $31,504. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock.

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

On May 31, 2011, the Company converted $214,281 of the accrued fees to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of June 30, 2012, the carrying balance of the note was $228,512, including accrued interest of $14,231. In August 2012, the due date of the note was extended to April 30, 2014.

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

Note 14 – Commitments

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

Note 15 – Subsequent Events

The Company announced on July 25, 2012, the successful operation of its oil sand recovery pilot facility. The pilot facility, which is based in Phoenix, Arizona, has been operational since early July. Approximately 80 tons of the Company’s oil sands were shipped to the facility, which has been able to run at its designed rate of up to two tons per hour, generating consistent flows of oil and clean, dry sand over multiple, consecutive days of operation.

On August 14, 2012, the Company extended the due dates of both of its convertible notes payable owed to a related party (see Note 9) to April 30, 2014.

On August 14, 2012, the Company issued 50,000 shares of common stock with a fair value of $57,500 to a third party consulting firm for services rendered.

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

Overview

American Sands Energy Corp. (“ASEC”) is a development stage company that proposes to engage in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its principal operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

We have obtained a license for a hydrocarbon extraction process that separates oil and other hydrocarbons from sand, shale, dirt and other substances, without leaving behind toxins or other contaminants. We are currently developing our first project on certain hydrocarbon and mineral leases which cover approximately 1,760 acres near Sunnyside, Utah (the “Sunnyside Project”). In accordance with the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X, these leases contain no proven reserves of oil or gas. However, we have obtained an independent Resource Audit and Classification report dated May 29, 2009, from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on the properties covered by our leases.

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

We performed lab and pilot plant tests on oil sands from the Utah Green River Formation to prove the viability of the technology and to understand several key elements in the process. We hired an independent engineering firm, AMEC BDR Limited, to witness the pilot plant tests and to manage the lab work and review the results. The results of these tests are summarized as follows:

—	The bitumen was completely separated from the sand, leaving the sand “oil” free.

—	No sand particles or other contaminates were found in the separated bitumen.

—	The sand product contained less than 2 parts per million (“PPM’) of solvent residue, presents no environmental liability and can be returned to the mine site or sold.

—	Solvent losses to the bitumen product were also insignificant. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs are minimal.

—	The compositional characteristics of the bitumen were not altered by the process; therefore, the bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.

—	The composition and properties of the solvent recovered by the process were not altered by the process; therefore, the solvent can be recycled through the process without further conditioning or processing.

Based on the results of those tests, the engineering firm evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 3,000 barrels per day, with possible future expansion of facilities of up to 50,000 barrels per day, subject to market conditions and the availability of financing on terms acceptable to the Company.

In addition to the initial tests that were performed in 2006, we recently began testing oil sands ore from the Sunnyside Project on a new system designed by SRS Engineering International, pursuant to a current license agreement. These tests will provide additional information to be used in the design of the 3,000 barrels per day facility.

Business Developments

During the first quarter of the current fiscal year ending March 31, 2013, we had the following major developments:

—	The Company announced on July 25, 2012, the successful operation of its oil sand recovery pilot facility. The pilot facility, which is based in Phoenix, Arizona, has been operational since early July. Approximately 80 tons of the Company’s oil sands were shipped to the facility, which has been able to run at its designed rate of up to two tons per hour, generating consistent flows of oil and clean, dry sand over multiple, consecutive days of operation.

—	During the quarter ended June 30, 2012, the Company raised $492,019 of net proceeds from the sale of 454,985 shares of restricted common stock in connection with the Company’s $7,000,000 private placement offering.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 3 to our unaudited condensed consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2012, for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations resulting in negative working capital (current liabilities exceed current assets), and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the quarter ended June 30, 2012 of $780,526 and has an accumulated deficit of $9,510.306, as of June 30, 2012. In addition, the Company will require approximately $50,000,000 in capital expenditures to commence principal operations.

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

Mineral Leases – Due to the uncertainty regarding the recoverability of costs to acquire, maintain, and develop mineral leases, all costs to acquire, maintain, and develop mineral leases have been expensed as incurred.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

During the three months ended June 30, 2012, the Company incurred a net loss of $780,526 compared to a net loss of $830,867 for the three months ended June 30, 2011. During the three months ended June 30, 2012, our operating expenses were $641,318, which represented a 21% decrease, compared to the three months ended June 30, 2011. Selling, general and administrative expenses decreased by 40% from $840,638 during the three months ended June 30, 2011 to $508,148 during the three months ended June 30, 2012. Costs for stock- based compensation decreased from $584,061 for the three months ended June 30, 2011 to a $173,061 for the three months ended June 30, 2012. The stock-based compensation costs incurred during the three months ended June 30, 2011 resulted from the reverse acquisition where the Company cancelled certain GRC stock options that had been previously issued to officers and directors and exchanged them for new stock options of the Company that had different terms. In addition, certain key members of management received additional stock options in the Company at the time of the reverse merger. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will result in our operating expenses increasing.

During the three months ended June 30, 2012, the Company incurred $79,909 of research and development costs associated primarily with engineering and related costs incurred to obtain the necessary licenses and permits for the Company to develop its mining assets. In addition, the Company incurred costs to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand.

Interest expense increased to $139,208 for the three months ended June 30, 2012 as compared to $16,423 for the three months ended June 30, 2011. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during our fiscal year ending March 31, 2012 (“Fiscal 2012”), coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable. The Company also converted certain obligations to related parties to notes payable resulting in additional interest expense.

Liquidity and Capital Resources

As of June 30, 2012, the Company had $741,022 in cash and negative working capital of $494,264. As of June 30, 2012, the Company had total liabilities of $4,261,416. As of June 30, 2012, the Company’s total assets were $966,929 consisting of cash, receivables, prepaid and other current assets, and property and equipment. The Company received $852,759 of cash in connection with the reverse merger that occurred on June 3, 2011.

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

The Company believes that with the $1,515,000 of proceeds from the sale of convertible notes payable received through June 30, 2012, together with the $1,253,248 from its private placement of stock and the balance of the remaining proceeds the Company expects to raise from its private placement of stock, we will be in a position to initiate items 1 through 5 above. Additional financing of approximately $50,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 3,000 barrels per day of bitumen.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2012, we did not engage in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we sold the following unregistered securities that have not been previously reported in a prior report:

In March 2012, the Company began its non-public offering to raise up to $7,000,000, through the sale of up to 140 units (the “Units”) at $50,000 per Unit, each Unit composed of 43,478 shares of common stock and warrants to purchase another 10,870 shares of common stock at $1.15 per share (the “Private Offering”). During the quarter ended June 30, 2012, we sold 10.46 Units representing 454,985 shares and 113,696 warrants for gross proceeds of $520,235 in the Private Offering. These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the purchasers of the Units was an accredited investor as defined in Regulation D. These securities have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. No selling commissions were paid in connection with the Private Offering.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

Item 6. Exhibits

The following exhibits are furnished with this report:

31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: August 14, 2012	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Daniel F.Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

