Form 10-Q
period 2012-09-30
American Sands Energy Corp.
filed 2012-11-13
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

The issuer had 28,816,741 shares of common stock, $.001 par value, outstanding as of November 8, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2012	2012
Assets
Current assets:
Cash	$319,957	$624,300
Receivables	–	382,500
Prepaid and other current assets	136,017	237,693
Total current assets	455,974	1,244,493

Property and equipment, net	2,090	2,258

Total assets	$458,064	$1,246,751

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$203,805	$536,809
Accrued expenses	1,233,362	1,222,450
Total current liabilities	1,437,167	1,759,259

Convertible notes payable, net of discount of $509,631 and $669,351, respectively	1,184,258	948,580

Convertible note payable, related party	1,728,038	1,685,329

Deposits for purchase of common stock, net	–	710,214

Mineral lease payable	24,399	34,159
Total liabilities	4,373,862	5,137,541

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	–	–
Common stock, $.001 par value: 200,000,000 shares authorized; 28,816,741 and 27,676,960 shares issued, respectively	28,817	27,677
Additional paid-in capital	6,289,264	4,811,313
Deficit accumulated during the development stage	(10,233,879)	(8,729,780)
Total stockholders' deficit	(3,915,798)	(3,890,790)

Total liabilities and stockholders' deficit	$458,064	$1,246,751

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three	For the Three	For the Six	For the Six	Cumulative From
	Months Ended	Months Ended	Months Ended	Months Ended	Inception to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$–	$–	$–	$–	$–

Operating expenses:
Selling, general and administrative	424,878	297,446	933,026	1,138,084	7,416,549
Research and development	106,255	99,605	186,164	99,605	622,572
Mineral lease expense	53,261	53,244	106,522	27,336	1,427,829
Total operating expenses	584,394	450,295	1,225,712	1,265,025	9,466,950
Loss from operations	(584,394)	(450,295)	(1,225,712)	(1,265,025)	(9,466,950)
Other income (expense):
Interest expense	(139,179)	(88,423)	(278,387)	(104,846)	(786,964)
Interest income	–	574	–	860	22,985
Other income (expense)	–	–	–	–	(2,000)
Total other income (expense)	(139,179)	(87,849)	(278,387)	(103,986)	(765,979)
Net loss before provision for income taxes	(723,573)	(538,144)	(1,504,099)	(1,369,011)	(10,232,929)
Provision for income taxes	–	–	–	–	(950)
Net loss	$(723,573)	$(538,144)	$(1,504,099)	$(1,369,011)	$(10,233,879)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.07)

Weighted average common shares outstanding - basic and diluted	28,784,873	22,052,163	28,636,575	18,362,510

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended September 30, 2012 (Unaudited)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	stockholders’
	Shares	Amount	capital	stage	deficit
Balance as of April 1, 2012	27,676,960	$27,677	$4,811,313	$(8,729,780)	$(3,890,790)

Shares issued to satisfy deposits to purchase common stock	634,796	635	709,579	–	710,214

Common stock issued for cash at $1.15 per share	454,985	455	491,564	–	492,019

Common stock issued for services at $1.15 per share	50,000	50	57,450	–	57,500

Stock-based compensation	–	–	216,288	–	216,288

Issuance of stock options to consultants	–	–	3,070	–	3,070

Net loss	–	–	–	(1,504,099)	(1,504,099)

Balance as of September 30, 2012	28,816,741	$28,817	$6,289,264	$(10,233,879)	$(3,915,798)

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six	For the Six	Cumulative From
	Months Ended	Months Ended	Inception through
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(1,504,099)	$(1,369,011)	$(10,233,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	168	10	5,894
Gain on disposal of fixed assets	–	–	(49)
Accretion of debt discount	159,721	64,629	462,931
Straight-line of mineral lease payable	(9,760)	(9,759)	24,399
Stock issued for consulting services	57,500	–	57,500
Stock-based compensation expense	216,288	584,061	1,427,333
Issuance of stock options to consultants	3,070	–	9,033
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	382,500	–	–
Prepaid and other current assets	101,676	91,857	(136,017)
Increase (decrease) in operating liabilities:
Accounts payable	(333,004)	114,946	203,805
Accrued expenses	10,912	(146,888)	2,922,348
Accrued interest on convertible debt	118,666	39,829	246,095
Net cash used in operating activities	(796,362)	(630,326)	(4,695,607)
Cash flows from investing activities:
Acquisition of property and equipment	–	(588)	(8,524)
Disposal of property and equipment	–	–	588
Net cash used in investing activities	–	(588)	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	–	400,000	437,000
Proceeds from issuance of convertible notes payable	–	–	745,000
Proceeds from issuance of notes payable, related party	–	–	25,000
Proceeds from issuance of common stock and special warrants	492,019	–	2,319,427
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	852,759	852,759
Principal payments on notes payable	–	(65,900)	(65,900)
Net cash provided by financing activities	492,019	1,186,859	5,023,500
Net increase (decrease) in cash	(304,343)	555,945	319,957
Cash, beginning of the period	624,300	54,224	–
Cash, end of the period	$319,957	$610,169	$319,957

Supplemental disclosures of cash flow information:
Interest paid	$–	$12,153	$12,153
Income taxes paid	$–	$700	$950

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$–	$188,595	$666,780
Convertible note issued for accrued expenses	$–	$214,669	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$233,244	$424,266
Shares issued to satisfy deposits to purchase common stock	$710,214	$–	$710,214

\

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Nature of Operations

Green River Resources Corp. (an Alberta, Canada corporation) (“GRC”), formed on December 1, 2004, and its wholly owned subsidiary, Green River Resources, Inc. (a Utah corporation) (“GRI”), formed on February 16, 2005, were formed for the purpose of extracting oil from oil sands, oil shale, and other similar types of naturally occurring hydrocarbons in a cost effective and environmentally safe manner. GRC completed a merger with American Sands Energy Corp. (formerly Millstream Ventures, Inc.) (“ASEC”), a publicly traded company, on June 3, 2011. The merger was accounted for as a reverse acquisition with GRC treated as the accounting acquirer.

On December 31, 2011, GRC, a wholly owned non-operating subsidiary of ASEC, was voluntarily dissolved under the Business Corporation Act of the Province of Alberta, Canada. As a result of the dissolution, ASEC assumed all of the outstanding stock of GRI which was the sole asset of GRC at the time of dissolution. References to the “Company” refer to GRC and its wholly owned subsidiary, GRI, prior to the reverse merger on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction until December 31, 2011, and GRI and ASEC after December 31, 2011. The Company has not generated revenues from its principal operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, is considered a development stage company.

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

Note 2 – Significant Accounting Policies

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

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of GRC through June 3, 2011, the consolidated operations of GRC and ASEC from June 3, 2011 through the GRC dissolution on December 31, 2011 and the consolidated operations of ASEC and GRI through September 30, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

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

c) Research and Development

The Company continues to develop additional technology related to its licensed proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the six months ended September 30, 2012 and 2011, the Company incurred costs of $186,164 and $99,605, respectively, for research and development of the technology involved with developing its technologies.

d) Stock-based Compensation

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

e) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and six months ended September 30, 2012 and 2011.

f) Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early-adopted this ASU, and this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming the Company is a going concern which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the six months ended September 30, 2012 of $1,504,099 and has an accumulated deficit of $10,233,879, as of September 30, 2012. In addition, the Company estimates it will require approximately $60,000,000 in capital to commence its principal operations.

The Company intends to continue its research and development efforts, but does not have revenues from which to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company is actively seeking additional private and public placements of equity securities.  The Company plans to continue to obtain financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private and public placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing needed to develop its technology and alleviate doubt about its ability to continue as a going concern. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	September 30,	March 31,
	2012	2012
Payroll	$1,183,805	$1,172,893
Mineral lease payable	49,557	49,557

Total accrued expenses	$1,233,362	$1,222,450

Note 5 – Mineral Leases

During 2005, the Company acquired two oil sands mineral leases: one covering an undivided 40% interest and the other covering an undivided 20% interest in a 1,120-acre parcel. Additionally, an undivided 16.666% interest in a 640-acre tract was acquired. These leases are located in Carbon County, Utah, have a 6-year life, and require minimum yearly lease payments of $151,403, increasing to $224,597 on the fifth anniversary of the lease date if the properties have not reached commercial production. In January 2012, the lease terms were extended through 2014 and the annual lease payments remained unchanged.

American Sands Energy Corp.

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

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between the leases and the corresponding royalties are paid on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sand ore is mined on their respective property. Through September 30, 2012, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

September 30,
2013	$232,562
2014	232,562
2015	6,638
Total future minimum lease payments	$471,762

Note 6 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $745,000 of convertible notes payable subsequent to the reverse merger, through September 30, 2012. These notes were issued pursuant to a $1,750,000 private offering. As of September 30, 2012, there was $1,515,000 of convertible notes payable outstanding with accrued interest of $178,889. This offering was closed by the Company effective January 31, 2012.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. Through September 30, 2012, the Company granted 3,038,667 warrants in connection with this offering (see Note 9). The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $865,334. The debt discount was $509,631 and $669,351 as of September 30, 2012 and March 31, 2012, respectively. For the warrants issued, the Company valued the warrant discount using the Black-Scholes pricing model with the following weighted average assumptions:

Assumptions
Dividend yield	–
Weighted average volatility	158.34%
Risk-free interest rate	0.99%
Expected life (years)	2.79

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Convertible Note Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding payable to a related party, Bleeding Rock LLC, into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of September 30, 2012, the carrying balance of the note was $231,752, including accrued interest of $17,471. In August 2012, the Company extended the due date of the note to April 30, 2014.

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

As of September 30, 2012, the carrying balance of the note was $1,496,286, including accrued interest of $49,735. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock.

Note 8 – Common Stock

In March 2012, the Company initiated a private placement to raise an aggregate maximum of $7,000,000 through the sale of up to 140 units at $50,000 per unit. Each unit is composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of September 30, 2012, the Company had sold 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,253,248. As more fully described in Note 9, the Company issued 272,402 warrants in connection with this private placement.

Note 9 – Warrants

The Company has three classes of warrants outstanding; namely, bridge warrants, convertible debt warrants, and private placement warrants.

a)	Bridge Warrants

In connection with the issuance of certain notes payable, the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share. As of September 30, 2012 and March 31, 2012, there were 244,420 bridge warrants issued and outstanding.

b)	Convertible Debt Warrants

In connection with the Company’s $1,750,000 private convertible note offering (see Note 6), the Company granted warrants to the note holders. These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of September 30, 2012 and March 31, 2012, there were 3,038,667 convertible debt warrants outstanding.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

c)	Private Placement Warrants

In connection with the Company’s $7,000,000 private placement (see Note 8), the Company granted warrants to the stock purchasers. These warrants give the holder the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of September 30, 2012 and March 31, 2012, there were 272,402 and 158,706 private placement warrants outstanding, respectively.

Note 10 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the six months ended September 30, 2012, the Company issued 450,000 options to officers and directors of the Company under the 2011 Plan. The options vest 1/3 immediately and 1/3 on each of the first two anniversary dates, have an exercise price of $1.15 per share, and expire on June 15, 2017. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions noted below were used to value the options granted during the six months ended September 30, 2012.

Assumptions
Dividend yield	–
Weighted average volatility	175.45%
Risk-free interest rate	0.43%
Expected life (years)	5

Expected option lives were based on historical data of the Company. Expected stock price volatility was based on data from comparable public companies. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

The summary of option activity for the six months ended September 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2012	3,212,500	$0.40	5.70
Granted	450,000	1.15	4.33
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–
Balance as of September 30, 2012	3,662,500	$0.49	5.34

The weighted average grant-date fair value of options granted during the six months ended September 30, 2012 and September 30, 2011 was $1.15 and $0.34, respectively.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Outstanding and exercisable options presented by price range as of September 30, 2012 are as follows:

	Options Outstanding			Options Exerciseable
		Weighted
		Averaged	Weighted		Weighted
	Number of	Remaining	Average of	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.25	50,000	4.37	$0.25	12,500	$0.25
0.40	3,087,500	5.50	0.40	3,087,500	0.40
0.50	75,000	4.00	0.50	18,750	0.50
1.15	450,000	4.58	1.15	150,000	1.15
$0.25-$1.15	3,662,500	5.34	$0.49	3,268,750	$0.43

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses during the six months ended September 30, 2012 and 2011.

	2012	2011
Stock-based compensation expense	$219,358	$584,061

Income tax benefit recognized related to stock-based compensation	–	–

Income tax benefit realized from the exercise and vesting of options	–	–

As of September 30, 2012, there was $313,156 of total unrecognized compensation cost with a weighted average vesting period of approximately 2.25 years.

As of September 30, 2012 and 2011, the intrinsic value of outstanding and vested stock options was as follows:

	2012	2011
Intrinsic value - options outstanding	$2,409,375	$321,250
Intrinsic value - options exercisable	2,339,063	321,250
Intrinsic value - options exercised	–	–

Note 11 – Related-Party Transactions

From inception, pursuant to the terms of the Operating Agreement (see Notes 1 and 7), the Company has entered into transactions with Bleeding Rock. Historically, the Company has paid Bleeding Rock a fee as required by the Operating Agreement. The Chief Executive Officer of the Company is also the managing executive of Bleeding Rock.

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

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note is due and payable in one year from the date of the note and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. In August 2012, the due date of the note was extended to April 30, 2014. The Company is not responsible for the repayment of the note issued by GRI except for issuing stock if the note is converted. As of September 30, 2012, the carrying balance of the note was $1,496,286, including accrued interest of $49,735. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock.

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

On May 31, 2011, the Company converted $214,281 of the accrued fees to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of September 30, 2012, the carrying balance of the note was $231,752, including accrued interest of $17,471. In August 2012, the due date of the note was extended to April 30, 2014.

In 2009, the Company entered into a mineral lease with William G. Gibbs, a relative of the Chief Executive Officer of the Company, for an additional undivided 5% interest in the 640-acre tract (for a total 21.666% undivided interest in the 640-acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre tract (see Note 5). This lease has a 6-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production.

Note 12 – Commitments

On April 1, 2012, the Company entered into a Management and Services Agreement (the “Management Agreement”) with a principal stockholder to provide management services to the Company (the “Principal Stockholder”). The Principal Stockholder is managed by one of the Company’s directors and is owned in part by this director and by the Company’s CFO, who is also the chief financial officer of the Principal Stockholder. The term of the Management Agreement commenced on April 1, 2012 and is effective for 36 months, and automatically renews for an additional 12 months on each succeeding anniversary unless terminated in writing by either party. In exchange for the services provided by the Principal Stockholder, the Company agrees to pay a monthly fee to the Principal Stockholder of $25,000. The monthly fee will accrue until the Company raises a minimum of $3,500,000 in an equity or debt offering (the “Offering”) and at the time of the closing of the Offering, the Principal Stockholder shall have the option, but not the obligation, to convert all outstanding amounts accrued into the equity or debt instruments issued by the Company in the Offering.

On October 1, 2011, the Company entered into an advisory agreement with a company owned and controlled by the President of the Company. The agreement calls for the payment of $10,000 per month to this company for assistance with the development of the Company’s strategic objectives. The agreement expires on the earlier to occur of October 31, 2012, or at such time as the President begins to draw a salary under his Employment Agreement.

The Company’s President and CFO have been granted stock options to purchase 400,000 and 200,000 shares of common stock, respectively. The exercise price is $1.15 per share and the options expire on February 16, 2017. The options vest upon the Company achieving certain levels of funding with 50% vesting upon completion of the Company raising an initial $5 million and the remaining 50% vesting when the Company raises an additional $40 million. To date, the Company has not accounted for these options due to the inherent uncertainty in the current economic environment that these milestones will be achieved.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 – Subsequent Event

On October 25, 2012, the Company issued 86,987 shares of common stock valued at $100,000 ($1.15 per share) to a financial advisory firm that is assisting the Company with raising capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2012, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

American Sands Energy Corp. (“ASEC”) is a development stage company that proposes to engage in the extraction of bitumen from oil sands, initially in projects in the Mountain West region of North America using an extraction and recovery system using a licensed proprietary solvent. Since our inception, we have been engaged in the business of acquiring and developing oil sand assets and extraction and recovery systems and unique solvents used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil from the sands and the sale of oil and oil by-products.

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

  Final mine planning and civil engineering for the Sunnyside Project;
  Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units;
  Determination of technical and economic parameters for the commercial scale use of the process, including engineering; and
  Completion of environmental and permitting work for the Commercial Facility.

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for the 5,000 barrel per day plant. We retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, and they have completed an engineering and feasibility study with respect to a commercial plant that will produce up to 3,000 barrels of oil per day. We also retained SRS Engineering to demonstrate the technology through a new pilot plant. The pilot test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests, we are also proposing to expand the size of the initial Commercial Facility from the 3,000 barrels per day proposed in the AMEC BDR study, to 5,000 barrels per day. We have also retained an environmental engineering and consulting firm to assist us in preparing and filing the necessary mine and environmental permits to operate an underground mine. Based on the information from our consultants, we believe that we will require approximately $60,000,000 to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 barrels per day of bitumen.

We have performed lab and pilot plant tests on oil sands from the Utah Green River Formation to prove the viability of the technology and to understand several key elements in the process. Initial pilot plant test runs were conducted in 2006-2007. We hired an independent engineering firm, AMEC BDR Limited, to witness the initial pilot plant tests and to manage the lab work and review the results. In addition to the initial pilot test, we have run additional pilot tests on a new system designed by SRS Engineering International from July through September of 2012. In connection with those tests, we ran oil sand ore from Utah and the Congo to acquire additional information on the efficiency of the solvent in removing the bitumen from the sand, the recovery of solvent from the bitumen and sand, and the overall efficiency and energy use of the system. The current test results were consistent with the initial results. The results of these tests are summarized as follows:

  Virtually all of the bitumen was separated from the sand, leaving the sand “oil” free.
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

Based on the results of those tests, we have evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 5,000 barrels per day, with possible future expansion of facilities of up to 50,000 barrels per day, subject to market conditions and the availability of financing on terms acceptable to the Company.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 2 to our unaudited financial statements included in this Form 10-Q for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations resulting in negative working capital (current liabilities exceed current assets), and the Company has negative operating cash flows. The Company sustained a net loss for the six months ended September 30, 2012 of $1,504,099 and has an accumulated deficit of $10,233,879, as of September 30, 2012. In addition, the Company estimates it will require approximately $60,000,000 in capital expenditures to commence principal operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

During the three months ended September 30, 2012, the Company incurred a net loss of $723,573 compared to a net loss of $538,144 for the three months ended September 30, 2011. During the three months ended September 30, 2012, our operating expenses were $584,394, which represented a 30% increase, compared to the three months ended September 30, 2011. Selling, general and administrative expenses increased by 43% from $297,446 during the three months ended September 30, 2011 to $424,878 during the three months ended September 30, 2012. Professional fees increased by 63% from $26,022 for the three months ended September 30, 2011 to $42,384 for the three months ended September 30, 2012. In addition, the Company incurred $108,703, $21,000, and $12,194 during the three months ended September 30, 2012 for management services, investor relations, and website expenses, respectively compared to $75,000, $0, and $850, respectively for similar costs during the three months ended September 30, 2011. Costs for stock-based compensation increased from $0 for the three months ended September 30, 2011 to $43,227 for the three months ended September 30, 2012. The stock-based compensation costs incurred during the three months ended September 30, 2012 resulted from the amortization of expense associated with the issuance of stock options that occurred during the past twelve months. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will result in our operating expenses increasing.

During the three months ended September 30, 2012, the Company incurred $106,255 of research and development costs associated primarily with engineering and related costs incurred to obtain the necessary licenses and permits for the Company to develop its mining assets. In addition, the Company incurred costs to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand. Similar costs for the three months ended September 30, 2011 totaled $99,605.

Interest expense increased to $139,179 for the three months ended September 30, 2012 as compared to $88,423 for the three months ended September 30, 2011. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during the fiscal year ended March 31, 2012 (“Fiscal 2012”), coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable. The Company also converted certain obligations to related parties to notes payable resulting in additional interest expense.

Six Months Ended September 30, 2012 compared to Six Months Ended September 30, 2011

During the six months ended September 30, 2012, the Company incurred a net loss of $1,504,099 compared to a net loss of $1,369,011 for the six months ended September 30, 2011. During the six months ended September 30, 2012, our operating expenses were $1,225,712, which represented a 3% decrease, compared to operating expenses of $1,265,025 for the six months ended September 30, 2011. Current year operating expenses included research and development costs of $186,164 for the six months ended September 30, 2012 compared to $99,605 for the six months ended September 30, 2011. These costs related to the Company developing its technology and mining plans. Selling, general and administrative expenses decreased to $933,026 for the six months ended September 30, 2012 from $1,138,084 for the six months ended September 30, 2011. During the six months ended September 30, 2011, the Company recorded selling, general and administrative expenses of $584,061 in non-cash expense from the issuance of 3,087,500 fully vested stock options to officers and directors of the Company shortly after the completion of the reverse merger transaction. During the six months ended September 30, 2012, the Company incurred $219,358 of costs associated with stock options issued subsequent to the reverse merger to officers, directors and third party consultants. The decrease in expense associated with stock-based compensation during the current period was partially offset by an increase in professional fees which increased by $58,216 or 101% from $57,495 for the six months ended September 30, 2011 to $115,711 for the six months ended September 30, 2012. In addition, management fees, investor relations fees, and website fees increased during the six months ended September 30, 2012 to $236,470 from $150,850 for the six months ended September 30, 2011. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will continue to result in our operating expenses increasing.

Interest expense increased to $278,387 for the six months ended September 30, 2012 as compared to $104,846 for the six months ended September 30, 2011. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during Fiscal 2012 coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of September 30, 2012, the Company had $319,957 in cash, negative working capital of $981,193 and total liabilities of $4,373,862. As of September 30, 2012, the Company’s total assets were $458,064 consisting of cash, prepaid and other current assets, and property and equipment.

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

The Company believes that with the $1,515,000 of proceeds from the sale of convertible notes payable received through March 31, 2012, together with the $1,202,233 from its private placement of stock and the balance of the remaining proceeds the Company expects to raise from its private placement of stock, we will be in a position to initiate items 1 through 5 above. Additional financing of approximately $60,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 barrels per day of bitumen.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2012, we did not engage in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in the Company involves a high degree of risk. You should carefully consider the following factors. If any of the following risks actually occurs, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Company and Its Business

Because of our historic losses from operations since inception, there is substantial doubt about our ability to continue as a going concern.

In its report dated June 21, 2012, our independent registered public accounting firm stated that our financial statements for the year ended March 31, 2012, were prepared assuming that we would continue as a going concern. We have incurred recurring loses since the date of inception that have resulted in an accumulated deficit attributable to common stockholders of approximately $10,233,879 as of September 30, 2012. Although we had approximately $319,957 of available cash at September 30, 2012, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. In addition, we estimate that we will require approximately $60,000,000 for capital expenditures and working capital to place our properties into production. We currently have no source for these funds. These factors raise substantial doubt about the ability of the Company to continue as a going concern or to commence principal operations. We are dependent upon obtaining funds from investors to meet our cash flow requirements. If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our proposed business could fail.

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

We have not commenced principal mining operations although GRI, our wholly owned subsidiary, has been developing our current business plan since 2005. As a result, we have a limited operating history upon which to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include but are not limited to the following:

•	the absence of a lengthy operating history;
•	insufficient capital to fully realize our operating plan;
•	our ability to purchase or lease necessary equipment when required and at reasonable prices;
•	our ability to obtain regulatory and environmental approvals of our proposed mines and facilities;
•	expected continual losses for the foreseeable future;
•	social and political unrest;
•	disruptions to transportation routes;
•	our ability to anticipate and adapt to a developing market(s);
•	acceptance of our product by consumers;
•	limited marketing experience;
•	a competitive environment characterized by well-established and well-capitalized competitors;
•	the ability to identify, attract and retain qualified personnel; and
•	reliance on key personnel.

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks which could harm our business. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

The exploration for and development of oil sands properties are highly competitive.

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

Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. Our Company’s success is dependent upon its management and key personnel. We do not maintain key-man insurance for any of our employees. The unexpected loss or departure of any of our key officers and employees, could be detrimental to our future success.

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

We have entered into a license agreement under which the licensing entities have agreed to provide technical and engineering assistance in building an oil sands recovery plant based upon their proprietary solvent. This solvent process has not been installed on a project which meets the projected recovery amounts in our business plan. In addition the licensors have only recently created a prototype which demonstrates the use of the process. There is a risk that the recovery process and plant will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion; contractor or operator errors; non-performance by third-party contractors; labor disputes, disruptions or declines in productivity; increases in materials or labor costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, earthquakes, storms or explosions. There is also a risk that the manufacturer of the recovery plant used to implement our bitumen extraction process could fail in production due to labor shortages, price increases, and better opportunities with other customers.

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

We anticipate that the cost to build operations on our existing or future properties will be at least $60,000,000 and we have no current sources for this funding. We have received indications of interest in future financings but have no firm commitments for any funds. The net proceeds of future offerings are expected to be used to begin and continue initial operations, including the construction of the recovery facility, and fund operations for the next twenty-four months. Offerings using our equity securities or debt instruments convertible into our common stock could require the issuance of a substantial number of additional shares of common stock. These potential offerings and the issuance of additional shares of common stock would have the effect of diluting the percentage ownership of existing stockholders. Moreover, there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable or favorable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

Our mining operations are planned to be conducted primarily in underground mines and possibly in surface mines. The level of our production is subject to operating conditions or events beyond our control that could disrupt operations, decrease production and affect the cost of mining at particular mines for varying lengths of time. Adverse operating conditions and events that oil and gas producers have experienced in the past include:

•	unfavorable geologic conditions, such as the thickness of the oil and gas deposits and the amount of rock embedded in or overlying the oil and gas deposit;
•	poor mining conditions resulting from geological conditions or the effects of prior mining;
•	inability to acquire or maintain, or unexpected delays or difficulties in obtaining, necessary permits or mining or surface rights;
•	changes in governmental regulation of the mining industry or the utility industry;
•	market conditions could change and mean the sale of the type of oil and gas being produced from our concessions is no longer saleable at an economic price;
•	adverse weather conditions and natural disasters;
•	accidental mine water flooding;
•	labor-related interruptions;
•	interruptions due to transportation delays;
•	mining and processing equipment unavailability and failures and unexpected maintenance problems;
•	accidents, including fire and explosions from methane and other sources;
•	surface subsidence from underground mining, which could result in collapsed roofs at our underground mines, among other difficulties;
•	unavailability of mining equipment and supplies and increases in the price of mining equipment and supplies;
•	unexpected maintenance problems or key equipment failures; and
•	increased or unexpected reclamation costs.

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

Our results of future operations will be dependent upon the prices we receive for our oil and gas and other products as well as our ability to improve productivity and control costs. Declines in prices could adversely affect our results of operations. The prices charged for oil and gas depend upon factors beyond our control, including:

•	the supply of, and demand for, domestic and foreign oil and gas;
•	the price elasticity of supply;
•	the demand for oil and gas;
•	the proximity to and the capacity and cost of transportation facilities;
•	governmental regulations and taxes;
•	air emission standards for oil refineries;
•	regulatory, legislative, administrative and judicial decisions;
•	the price and availability of alternative fuels, including the effects of technological developments; and
•	the effect of worldwide energy conservation measures.

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

We will base our oil sands deposit information on engineering, economic and geological data assembled and analyzed by our in house and contract workers, which will include various engineers and geologists. The estimates of oil sands deposits as to both quantity and quality will be continually updated to reflect the production of bitumen from the deposits and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of oil sands deposits and costs to process these deposits, including many factors beyond our control. Estimates of economically recoverable bitumen and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

•	geological and mining conditions and/or effects from prior mining activities that may not be fully identified by available exploration data or that may differ from experience, in current operations;
•	the assumed effects of regulation, including the issuance of required permits, and taxes by governmental agencies and assumptions concerning oil and gas prices, operating costs, mining technology improvements, severance and excise tax, development costs and reclamation costs;
•	historical production from the area compared with production from other similar producing areas; and
•	assumptions concerning future oil and gas prices, operating costs, capital expenditures, severance taxes and development and reclamation costs.

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

Our shares are designated as “penny stock” as defined in Rule 3a51-1 promulgated under the Exchange Act and thus may be more illiquid than shares not designated as penny stock. The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined generally as: non-Nasdaq equity securities with a price of less than $5.00 per share; not traded on a “recognized” national exchange; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $10,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our securities are subject to the penny stock rules, investors in the shares may find it more difficult to sell their shares. Many brokers have decided not to trade in penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The reduction in the number of available market makers and other broker-dealers willing to trade in penny stocks may limit the ability of shareholders to sell their stock in any secondary market. These penny stock regulations, and the restrictions imposed on the resale of penny stocks by these regulations, could adversely affect our stock price.

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

As of November 8, 2012, we had 28,816,741 shares of common stock issued and outstanding, of which 26,415,202 were designated by our transfer agent as restricted shares pursuant to Rule 144 promulgated by the SEC. In addition we had outstanding warrants to purchase up to 3,555,489 shares of common stock, outstanding options to purchase up to 4,262,500 shares of common stock, promissory notes convertible into 6,530,481 common shares, and other contingent obligations resulting in the issuance of up to 2,098,699 common shares upon the occurrence of certain triggering events. The sale of these shares into the open market may adversely affect the market price of our common stock.

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

While we currently qualify as an “emerging growth company” under the JOBS Act, we will lose that status at the latest by the end of the fifth anniversary of our first sale of registered securities, which will increase the costs and demands placed upon our management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million on the last day of our second fiscal quarter in any fiscal year following our first registered offering, which would disqualify us as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies, which are companies that have a public float of less than $75 million. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by Section 404 of the Sarbanes-Oxley Act, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

Some provisions of our charter documents may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions:

•	authorize the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	do not provide for cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
•	prohibit stockholder action for the election of directors by written consent, thereby requiring all stockholder actions to elect directors to be taken at a meeting of our stockholders; and
•	limit the ability of our stockholders to call meetings of stockholders.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management.  Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we sold the following unregistered securities that have not been previously disclosed in a prior report:

On August 28, 2012, the Company issued 50,000 shares of its common stock to a consultant for services. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The consultant was an accredited investor as defined in Regulation D. These securities have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. No selling commissions were paid in connection with the issuance.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

Item 6. Exhibits

The following exhibits are furnished with this report:

31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: November 13, 2012	By: /s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	By: /s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)