Form 10-Q
period 2012-12-31
American Sands Energy Corp.
filed 2013-02-14
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

The issuer had 28,990,715 shares of common stock, $.001 par value, outstanding as of February 7, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2012	2012
Assets
Current assets:
Cash	$11,994	$624,300
Receivables	297,500	382,500
Prepaid and other current assets	92,496	237,693
Related-party receivable	22,324	–
Total current assets	424,314	1,244,493
Property and equipment, net	2,006	2,258
Other assets	334,304	–

Total assets	$760,624	$1,246,751

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$596,413	$536,809
Accrued expenses	1,428,436	1,222,450
Total current liabilities	2,024,849	1,759,259

Convertible notes payable, net of discount of $430,109 and $669,351, respectively	1,301,966	948,580

Convertible note payable, related party	1,749,509	1,685,329

Deposits for purchase of common stock, net	–	710,214

Mineral lease payable	19,520	34,159
Total liabilities	5,095,844	5,137,541

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	–	–
Common stock, $.001 par value: 200,000,000 shares authorized; 28,990,715 and 27,676,960 shares issued, respectively	28,991	27,677
Additional paid-in capital	6,533,159	4,811,313
Deficit accumulated during the development stage	(10,897,370)	(8,729,780)
Total stockholders' deficit	(4,335,220)	(3,890,790)

Total liabilities and stockholders' deficit	$760,624	$1,246,751

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31, 2012	For the Three Months Ended December 31, 2011	For the Nine Months Ended December 31, 2012	For the Nine Months Ended December 31, 2011	Cumulative From Inception to December 31, 2012

Revenues	$–	$–	$–	$–	$–

Operating expenses:
Selling, general and administrative	392,468	301,932	1,325,494	1,440,016	7,809,017
Research and development	78,583	12,260	264,747	111,865	701,155
Mineral lease expense	53,261	53,278	159,783	80,614	1,481,090
Total operating expenses	524,312	367,470	1,750,024	1,632,495	9,991,262
Loss from operations	(524,312)	(367,470)	(1,750,024)	(1,632,495)	(9,991,262)
Other income (expense):
Interest expense	(139,179)	(94,541)	(417,566)	(199,387)	(926,143)
Interest income	–	–	–	909	22,985
Other income (expense)	–	49	–	–	(2,000)
Total other income (expense)	(139,179)	(94,492)	(417,566)	(198,478)	(905,158)
Loss before provision for income taxes	(663,491)	(461,962)	(2,167,590)	(1,830,973)	(10,896,420)
Provision for income taxes	–	(250)	–	(250)	(950)
Net loss	$(663,491)	$(462,212)	$(2,167,590)	$(1,831,223)	$(10,897,370)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Weighted average common shares outstanding - basic and diluted	28,912,238	23,698,860	28,725,308	22,502,861

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended December 31, 2012 (Unaudited)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance as of April 1, 2012	27,676,960	$27,677	$4,811,313	$(8,729,780)	$(3,890,790)

Shares issued to satisfy deposits to purchase common stock net of commissions paid	634,796	635	709,579	–	710,214

Common stock issued for cash at $1.15 per share, net of commissions paid	454,985	455	491,564	–	492,019

Common stock issued for services at $1.15 per share	223,974	224	257,276	–	257,500

Stock-based compensation	–	–	258,823	–	258,823

Issuance of stock options to consultants	–	–	4,604	–	4,604

Net loss	–	–	–	(2,167,590)	(2,167,590)

Balance as of December 31, 2012	28,990,715	$28,991	$6,533,159	$(10,897,370)	$(4,335,220)

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	Cumulative From Inception through
	December 31, 2012	December 31, 2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(2,167,590)	$(1,831,223)	$(10,897,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	252	192	5,978
Gain on disposal of property and equipment	–	(49)	(49)
Accretion of debt discount	239,242	125,207	542,452
Straight-line of mineral lease payable	(14,639)	(14,639)	19,520
Stock issued for consulting services	57,500	–	57,500
Stock-based compensation expense	258,823	584,062	1,469,868
Issuance of stock options to consultants	4,604	–	10,567
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	85,000	–	(297,500)
Prepaid and other current assets	145,197	133,396	(92,496)
Related-party receivable	(22,324)	–	(22,324)
Reclamation deposit	(19,060)	–	(19,060)
Increase (decrease) in operating liabilities:
Accounts payable	59,604	50,945	596,413
Accrued expenses	205,986	(60,607)	3,117,422
Accrued interest on convertible debt	178,324	73,792	305,753
Net cash used in operating activities	(989,081)	(938,924)	(4,888,326)
Cash flows from investing activities:
Acquisition of property and equipment	–	(3,072)	(8,524)
Disposal of property and equipment	–	588	588
Net cash used in investing activities	–	(2,484)	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	–	475,000	437,000
Proceeds from issuance of convertible notes payable	–	–	745,000
Proceeds from issuance of notes payable, related party	–	–	25,000
Proceeds from issuance of common stock and special warrants	492,019	–	2,319,427
Increase in stock offering costs	(115,244)	–	(115,244)
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	852,759	852,759
Principal payments on notes payable	–	(65,900)	(65,900)
Net cash provided by financing activities	376,775	1,261,859	4,908,256
Net increase (decrease) in cash	(612,306)	320,451	11,994
Cash, beginning of the period	624,300	54,224	–
Cash, end of the period	$11,994	$374,675	$11,994

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$12,153
Income taxes paid	$–	$–	$950

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$–	$188,595	$666,780
Convertible note issued for accrued expenses	$–	$214,669	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$273,071	$424,266
Shares issued for stock offering costs	$200,000	$–	$200,000
Shares issued to satisfy deposits to purchase common stock	$710,214	$–	$710,214

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

On December 31, 2011, GRC, a wholly-owned non-operating subsidiary of ASEC, was voluntarily dissolved under the Business Corporation Act of the Province of Alberta, Canada. As a result of the dissolution, ASEC assumed all of the outstanding stock of GRI which was the sole asset of GRC at the time of dissolution. References to the “Company” refer to GRC and its wholly owned subsidiary, GRI, prior to the reverse merger on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction until December 31, 2011, and GRI and ASEC after December 31, 2011. The Company has not generated revenues from its principal operations and is considered a development stage company.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of GRC through June 3, 2011, the consolidated operations of GRC and ASEC from June 3, 2011 through the GRC dissolution on December 31, 2011 and the consolidated operations of ASEC and GRI through December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Mineral Leases

In certain cases, the Company capitalizes costs related to investments in mineral lease interests on a property-by-property basis. Such costs include mineral lease acquisition costs. Costs are deferred until such time as the extent of proved developed reserves has been determined and mineral lease interests are either developed, the property sold or the mineral lease rights are allowed to lapse. To date, all exploration and lease costs have been expensed.

c) Research and Development

The Company continues to develop additional technology related to its licensed proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the nine months ended December 31, 2012 and 2011, the Company incurred costs of $264,747 and $111,865, respectively, for research and development of its technology.

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

e) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and nine months ended December 31, 2012 and 2011.

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

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming the Company is a going concern which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended December 31, 2012 of $2,167,590 and has an accumulated deficit of $10,897,370 as of December 31, 2012. In addition, the Company estimates it will require approximately $60,000,000 in capital to commence its principal operations.

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

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,	March 31,
	2012	2012
Payroll	$1,222,068	$1,172,893
Deferred research and development billings	156,811	–
Mineral lease payable	49,557	49,557

Total accrued expenses	$1,428,436	$1,222,450

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

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The market value of the minerals sold includes the value of any oil products sold, and the value of any by-products therefrom (including, but not limited to, sand, gravel, gold, titanium, silver and other minerals) which are, or which subsequently may be found on, in, or under the land. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between the leases and the corresponding royalties are paid on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sand ore is mined on their respective property. Through December 31, 2012, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

December 31,
2013	$232,562
2014	232,562
2015	6,638
Total future minimum lease payments	$471,762

Note 6 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $745,000 of convertible notes payable subsequent to the reverse merger, through December 31, 2012. These notes were issued pursuant to a $1,750,000 private offering. As of December 31, 2012, there was $1,515,000 of convertible notes payable outstanding with accrued interest of $217,075. This offering was closed by the Company effective January 31, 2012.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. Through December 31, 2012, the Company granted 3,038,667 warrants in connection with this offering (see Note 9). The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $873,589. The unamortized debt discount was $430,109 and $669,351 as of December 31, 2012 and March 31, 2012, respectively. For the warrants issued, the Company valued the warrant discount using the Black-Scholes pricing model with the following weighted average assumptions:

Assumptions
Dividend yield	–
Weighted average volatility	158.34%
Risk-free interest rate	0.99%
Expected life (years)	2.79

Note 7 – Convertible Note Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding payable to a related party, Bleeding Rock LLC, into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of December 31, 2012, the carrying balance of the note was $234,993, including accrued interest of $20,712. In August 2012, the Company extended the due date of the note to April 30, 2014.

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

As of December 31, 2012, the carrying balance of the note was $1,514,516, including accrued interest of $67,965. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock.

Note 8 – Common Stock

In March 2012, the Company initiated a private placement to raise an aggregate maximum of $7,000,000 through the sale of up to 140 units at $50,000 per unit. Each unit is composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of December 31, 2012, the Company had sold 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,253,248. As more fully described in Note 9, the Company issued 272,402 warrants in connection with this private placement.

Note 9 – Warrants

The Company has three classes of warrants outstanding; namely, bridge warrants, convertible debt warrants, and private placement warrants.

a)	Bridge Warrants

In connection with the issuance of certain notes payable, the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share. As of December 31, 2012 and March 31, 2012, there were 244,420 bridge warrants issued and outstanding.

b)	Convertible Debt Warrants

In connection with the Company’s $1,750,000 private convertible note offering (see Note 6), the Company granted warrants to the note holders. These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of December 31, 2012 and March 31, 2012, there were 3,038,667 convertible debt warrants outstanding.

c)	Private Placement Warrants

In connection with the Company’s $7,000,000 private placement (see Note 8), the Company granted warrants to the stock purchasers. These warrants give the holder the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of December 31, 2012 and March 31, 2012, there were 228,922 and 158,706 private placement warrants outstanding, respectively.

Note 10 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the nine months ended December 31, 2012, the Company issued 450,000 options to officers and directors of the Company under the 2011 Plan. The options vest 1/3 immediately and 1/3 on each of the first two anniversary dates, have an exercise price of $1.15 per share, and expire on June 15, 2017. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions noted below were used to value the options granted during the nine months ended December 31, 2012.

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

The summary of option activity for the nine months ended December 31, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2012	3,812,500	$0.40	5.70
Granted	450,000	1.15	5.00
Exercised	–	–	–
Canceled	(50,000)	0.40	–
Expired	–	–	–
Balance as of December 31, 2012	4,212,500	$0.59	4.98

The weighted average grant-date fair value of options granted during the nine months ended December 31, 2012 and December 31, 2011 was $1.09 and $0.34, respectively.

Outstanding and exercisable options presented by price range as of December 31, 2012 are as follows:

	Options Outstanding			Options Exerciseable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.25	50,000	4.12	$0.25	12,500	$0.25
0.40	3,037,500	5.25	0.40	3,037,500	0.40
0.50	75,000	3.75	0.50	37,500	0.50
1.15	1,050,000	4.33	1.15	150,000	1.15

$0.25-$1.15	4,212,500	4.98	$0.59	3,237,500	$0.43

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses during the nine months ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Stock-based compensation expense	$263,427	$584,062

Income tax benefit recognized related to stock-based compensation	–	–

Income tax benefit realized from the exercise and vesting of options	–	–

As of December 31, 2012, there was $268,394 of total unrecognized compensation cost with a weighted average vesting period of approximately 2.00 years.

As of December 31, 2012 and 2011, the intrinsic value of outstanding and vested stock options was as follows:

	December 31,
	2012	2011
Intrinsic value - options outstanding	$2,371,875	$321,250
Intrinsic value - options exercisable	2,313,750	321,250
Intrinsic value - options exercised	–	–

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

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note is due and payable in one year from the date of the note and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. In August 2012, the due date of the note was extended to April 30, 2014. The Company is not responsible for the repayment of the note issued by GRI except for issuing stock if the note is converted. As of December 31, 2012, the carrying balance of the note was $1,514,516, including accrued interest of $67,965. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak, a related party who is the majority owner of Bleeding Rock.

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

On May 31, 2011, the Company converted $214,281 of the accrued fees to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. As of December 31, 2012, the carrying balance of the note was $234,993, including accrued interest of $20,712. In August 2012, the due date of the note was extended to April 30, 2014.

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

As of December 31, 2012, the Company has a related-party receivable for $22,234 from an officer of the Company.

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

On October 1, 2011, the Company entered into an advisory agreement with a company owned and controlled by the President of the Company. The agreement calls for the payment of $10,000 per month to this company for assistance with the development of the Company’s strategic objectives. The agreement is on a month-to-month basis, and either party may terminate the agreement at the earlier of either 1) such time as the President begins to draw a salary under his Employment Agreement, or 2) for any reason and at any time by providing 60 days’ written notice.

The Company’s President and CFO have been granted stock options to purchase 400,000 and 200,000 shares of common stock, respectively. The exercise price is $1.15 per share and the options expire on February 16, 2017. The options vest upon the Company achieving certain levels of funding with 50% vesting upon completion of the Company raising an initial $5,000,000 and the remaining 50% vesting when the Company raises an additional $40,000,000. To date, the Company has not accounted for these options due to the inherent uncertainty in the current economic environment that these milestones will be achieved.

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

Overview

American Sands Energy Corp. (“ASEC”) is a development stage company that proposes to engage in the extraction of bitumen from oil sands, initially in projects in the Mountain West region of North America using an extraction and recovery system and a licensed proprietary solvent. Since our inception, we have been engaged in the business of acquiring and developing oil sand assets and extraction and recovery systems and unique solvents used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil from the sands and the sale of oil and oil by-products.

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

Business Developments

•         There were no major developments during the third quarter of the current fiscal year ending March 31, 2013.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Notes 2 and 3 to our unaudited financial statements included in this Form 10-Q for the quarter ended December 31, 2012, for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations resulting in negative working capital (current liabilities exceed current assets), and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the quarter ended December 31, 2012 of $663,491 and has an accumulated deficit of $10,897,370, as of December 31, 2012. In addition, the Company will require approximately $60,000,000 in capital expenditures to commence principal operations.

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

Results of Operations

Three Months Ended December 31, 2012 compared to December 31, 2011

During the three months ended December 31, 2012, the Company incurred a net loss of $663,491 compared to a net loss of $462,212 for the three months ended December 31, 2011. During the three months ended December 31, 2012, operating expenses were $524,312, which represented a 43% increase, compared to the three months ended December 31, 2011 when we incurred operating expenses of $367,470. Selling, general and administrative expenses increased by 30% from $301,932 during the three months ended December 31, 2011 to $392,468 during the three months ended December 31, 2012. Costs for management services increased 81% to $135,979 as compared to $75,000 for the three months ended December 31, 2011. The increase was the result of the Company entering into management services agreements with the Company’s President and the CFO. Stock-based compensation increased from $0 for the three months ended December 31, 2011 to $42,534 for the three months ended December 31, 2012. The stock-based compensation costs incurred during the three months ended December 31, 2012 resulted from expense associated with stock options granted to management and the Company’s board of directors since the Company’s reverse merger transaction. Going forward, the Company believes that the obligations placed upon it as a result of growth coupled with its reporting requirements under SEC rules and regulations will result in operating expenses increasing.

During the three months ended December 31, 2012, the Company incurred $78,583 of research and development costs which represented a 541% increase from the $12,260 for research and development costs incurred during the three months ended December 31, 2011. Research and development costs incurred are for engineering and related costs incurred to obtain the necessary licenses and permits for the Company to develop its mining assets. In addition, the Company incurred costs to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand.

Interest expense increased to $139,179 for the three months ended December 31, 2012 as compared to $94,541 for the three months ended December 31, 2011. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during the fiscal year ended March 31, 2012 (“Fiscal 2012”), coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable. The Company also converted certain obligations to related parties to notes payable resulting in additional interest expense.

Nine Months Ended December 31, 2012 compared to December 31, 2011

During the nine months ended December 31, 2012, the Company incurred a net loss of $2,167,590 compared to a net loss of $1,831,223 for the nine months ended December 31, 2011. During the nine months ended December 31, 2012, operating expenses were $1,750,024, which represented a 7% increase, compared to operating expenses of $1,632,495 for the nine months ended December 31, 2011. Current year operating expenses included research and development costs of $264,747 for the nine months ended December 31, 2012 compared to $111,865 for the nine months ended December 31, 2011. These costs related to the Company developing its technology and mining plans. Selling, general and administrative expenses decreased to $1,325,494 for the nine months ended December 31, 2012 from $1,440,016 for the nine months ended December 31, 2011. During the nine months ended December 31, 2011, the Company recorded selling, general and administrative expenses of $584,062 in non-cash expense from the issuance of 3,087,500 fully vested stock options to officers and directors of the Company shortly after the completion of the reverse merger transaction. This decrease in selling, general and administrative expenses was partially offset by increased professional fees, public company expenses and non-cash expenses associated with issuing stock options as described above. Going forward, management believes that the obligations placed upon the Company as a result of its reporting requirements under the Exchange Act will continue to result in operating expenses increasing.

Interest expense increased to $417,566 for the nine months ended December 31, 2012 as compared to $199,387 for the nine months ended December 31, 2011. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during fiscal 2012 coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $11,994 and negative working capital of $1,600,535. As of December 31, 2012, the Company had total liabilities of $5,095,844. As of December 31, 2012, the Company’s total assets were $760,624 consisting of cash, receivables, prepaid and other current assets, related-party receivable, property and equipment, and other assets. The Company received $852,759 of cash in connection with the reverse merger that occurred on June 3, 2011.

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

The Company requires additional funding to complete these items. This funding is expected to be raised through a private or public offering of common stock. Upon completion of the financing, the Company will be in a position to initiate items 1 through 5 above. Further financing of approximately $60,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that the Company believes will produce approximately 5,000 barrels per day of bitumen.

Management anticipates that the Company will be dependent, for the near future, on additional capital to fund operating expenses and anticipated growth. The report of the Company’s independent registered public accounting firm for the year ended March 31, 2012, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating losses have been funded through the issuance of equity securities and borrowings. The Company will need additional funding in the future in order to continue its business operations. While the Company continually looks for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to the Company. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on the Company’s ability to achieve its longer-term business objectives, and would adversely affect its ability to continue operating as a going concern.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2012, we did not engage in any off-balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

See “Item 1A – Risk Factors” in the Form 10-Q and Form 10-K filed with the SEC on November 13, 2012 and June 22, 2012, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2012, we sold the following unregistered securities that have not been previously disclosed in a prior report:

In November 2012, the Company issued 173,974 shares of its common stock at $1.15 per share, of which 86,987 were not fully earned and vested until February 1, 2013, to a consultant for services. These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The purchaser of the shares was an accredited investor as defined in Regulation D. These securities have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. No selling commissions were paid in connection with the issuance.

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

American Sands Energy Corp.

Date: February 14, 2013	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

