Form 10-K
period 2013-03-31
American Sands Energy Corp.
filed 2013-07-15
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The  aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter was $5,985,081.

The number of shares outstanding of the registrant’s common stock on July 9, 2013, was 28,990,715.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant's proxy or information statement related to its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant's fiscal year end of March 31, 2013 are incorporated by reference into Part III of this Report.	III

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in the general economic environment; a downturn in the securities markets; and/or uncertainties associated with our ability to obtain operating capital. Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

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

To date, we have acquired extensive bitumen resources, have successfully operated a pilot using our process technology on oil sands ore from our bitumen resources and have initiated applications for mining, environmental and other permits required to build a commercial plant (the “Commercial Facility”). Additional work to be completed as part of the project development phase includes:

1.	Final mine planning and civil engineering for the Sunnyside Project.
2.	Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.
3.	Determination of technical and economic parameters for the commercial scale use of the process, including engineering.
4.	Preparation and receipt of federal and state regulatory agency approval for the Commercial Facility.
5.	Completion of environmental and permitting work for the Commercial Facility.

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for a 5,000 barrel per day plant. We initially retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, to complete an engineering and feasibility study with respect to a commercial plant that would produce up to 3,000 barrels of oil per day. We also engaged a mining engineering firm to prepare a mine plan and feasibility study. We also retained an engineering firm to demonstrate the technology through a new pilot plant. The pilot test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are also proposing to expand the size of the initial Commercial Facility from the 3,000 barrels per day proposed in the AMEC BDR study, to 5,000 barrels per day (“bbl/d”). We have also retained an environmental engineering and consulting firm to assist us in preparing and filing the necessary mine and environmental permits to operate a large mine. Based on the information from our consultants, we believe that additional financing of approximately $70 million will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 barrels per day of bitumen.

We have performed lab and pilot plant tests on oil sands from the Utah Green River Formation in which the Sunnyside Project is located to prove the viability of the technology and to understand several key elements in the process. Initial pilot plant test runs were conducted in 2006-2007. We hired AMEC BDR, to witness the initial pilot plant tests and to manage the lab work and review the results. In addition to the initial pilot test, we have run pilot tests on a new system designed by SRS Engineering International during July through September of 2012, and May through June of 2013. In connection with those tests, we ran oil sands from Utah and Africa to acquire additional information on the efficiency of the solvent in removing the bitumen from the sand, the recovery of solvent from the bitumen and sand, and the overall efficiency and energy use of the system. The current test results are summarized as follows:

•	Virtually all of the bitumen was separated from the sand, leaving the sand “oil” free.
•	The compositional characteristics of the bitumen were not altered by the process; therefore, management believes the bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.
•	The sand product contained less than 2 ppm of solvent residue, presents no environmental liability, and can be returned to the mine site or sold.
•	Solvent losses to the bitumen product were insignificant. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs should be minimal.
•	The composition and properties of the solvent recovered by the process were not altered by the process; therefore, the solvent should be recycled through the process without further conditioning or processing.

Based on the pilot test results and recommendations from our mining engineer and SRS Engineering, we have evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 5,000 barrels per day, with possible future expansion of facilities of up to 50,000 barrels per day, subject to market conditions and the availability of financing on terms acceptable to us.

Our pilot test also confirms lab tests that our process works on oil sands from other locations in the world. This may allow us to use our process in other locations around the world where other “oil wet” oil sands are located.

We anticipate initially that our entire estimated output of 5,000 barrels per day will be delivered to refineries located in the Salt Lake City area with one to two refiners as our customer(s). As we develop new facilities with a view to expanding production to 50,000 bbl/d, we will evaluate supplying product to multiple refineries and more distant locations versus Salt Lake City, based on price and transportation costs.

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

Closing of the Stock Exchange Agreement was held on June 3, 2011. At the closing we issued 11,334,646 shares of common stock to the Sellers in exchange for all of the outstanding shares of GRC. We also acquired and cancelled 8,804,102 shares of outstanding common stock held by a single shareholder and former principal of our company for $17,436. As a result of the closing, the Sellers obtained approximately 56% of the outstanding stock of the Company. We also assumed a 6% convertible promissory note payable in the amount of $214,281 to Bleeding Rock LLC (“Bleeding Rock”), an entity managed by William C. Gibbs and the majority shareholder of GRC. On July 15, 2013, the promissory note was amended effective retroactive to January 1, 2013, to provide that interest on the note ceased on December 31, 2012, and that the note and accrued interest thereon are convertible at our option into 535,704 shares of our common stock, in which event we have agreed to pay a cash amount equal to the amount of tax liability incurred by the holder. We further assumed outstanding warrants of GRC which grant the right to purchase up to 244,420 common shares at $0.40 per share. These warrants expire on March 31, 2013. Management at the time resigned and William C. Gibbs and Mark F. Lindsey were appointed to replace them. We also subsequently appointed Gayle McKeachnie and Barry Larson as directors shortly following the closing. We also granted options to purchase 3,087,500 shares of common stock at $0.40 per share to persons designated by GRC and issued warrants to purchase 231,920 shares of common stock at the price of our next offering to persons designated by GRC. Of these options granted, 1,974,000 were granted to Mr. Gibbs, 875,000 were granted to Mr. Gereluk, who became our Chief Operating Officer at closing, 50,000 were granted to Mr. Larsen, 75,000 were granted to Mr. Lindsey, and 37,500 were granted to Mr. McKeachnie. The options expire seven years from the date of grant and the warrants expire two years from the date of issuance. Based on the reverse merger transaction, the public company is no longer considered to be a shell company.

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

Dissolution of GRC

On December 31, 2011, GRC was voluntarily dissolved and the Company assumed all of the outstanding stock of GRI, which was the sole asset of GRC at the time of dissolution. GRI is the principal operating entity for the Company and holds the Company’s mining claims. As a result of the dissolution of GRC, GRI is now the sole subsidiary of, and is wholly owned by ASEC.

License, Development and Engineering Agreement and Termination of Operating Agreement

Effective January 24, 2012, we entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby we were granted an exclusive non-transferable license to use certain technology in our proposed business to extract bitumen from oil sands. The territory covered by the License Agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, we terminated our operating agreement with Bleeding Rock under which Bleeding Rock had licensed rights to use similar technology to GRI. The License Agreement also designates the Company as an “authorized agent” in representing the owner of the technology in future projects. William C. Gibbs, the Chief Executive Officer, a director, and principal shareholder of the Company, is an owner and manager of Bleeding Rock.

The License Agreement requires the licensing parties to provide demonstration equipment for the process by which their proprietary solvent extracts bitumen from oil sands and to demonstrate the process on up to 150 tons of oil sands. The term of the License Agreement is for 20 years and so long thereafter as production of products using the technology is commercially and economically feasible.

Upon successful completion of the demonstration project, the Company and the owners of the technology have agreed to enter into a project development agreement whereby the Company and such owners will engineer, design and construct a facility capable of processing up to 5,000 barrels per day of bitumen from oil sand ore.

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

In conjunction with entering into the License Agreement, we also entered into a Termination Agreement dated January 24, 2012, with Bleeding Rock (the “Termination Agreement”). The purpose of the Termination Agreement was to terminate the Operating Agreement dated May 31, 2005, as amended, between Bleeding Rock and GRI (the “Operating Agreement”). Pursuant to the Operating Agreement GRI had obtained the rights through Bleeding Rock to utilize a process for the development, engineering and extraction of hydrocarbons from oil sands. In light of conversations with potential investors, management determined that having the technology licensed directly to the Company rather than through Bleeding Rock would be beneficial to fund raising prospects. As a result, the Company entered into the License Agreement described above. In partial consideration for Bleeding Rock agreeing to terminate the Operating Agreement, we entered into a royalty agreement with Bleeding Rock. Under the terms of the Gross Royalty Agreement we are obligated to pay a royalty equal to 1.5% of the gross receipts from future projects using the technology, excluding the current project in Sunnyside, Utah. Bleeding Rock subsequently assigned all of its interest in the Gross Royalty Agreement to Hidden Peak Partners LC (“Hidden Peak”), an entity managed and partially owned by Mr. Gibbs. The Termination Agreement also contains mutual releases by the parties relating to the Operating Agreement.

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. The note was due and payable on  April 30, 2014,  , and is convertible into shares of our common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. Under the terms of the promissory note, GRI is solely responsible for the repayment of the note. Bleeding Rock subsequently assigned all of its interest in this promissory note to Hidden Peak. On July 15, 2013, the promissory note was amended to provide that it is due and payable at the earlier of April 30, 2014, or the date on which we raise not less than $10,000,000. In accordance with the terms of the amendment, interest on the note ceased on December 31, 2012. Further to the amendment, we shall have the option to convert the note into shares of our common stock on the maturity date at the rate of one share for each $0.50 of principal and accrued but unpaid interest thereon, in which event we have agreed to pay a cash amount equal to the amount of tax liability incurred by the holder.

Amended Employment Agreements

On July 15, 2013, the Board of Directors approved amendments dated May 15, 2013, to certain employment and management agreements as disclosed below:

•	Effective December 31, 2013, the annual salary of Mr. Gibbs, our CEO, was reduced to $276,000 until we complete one or more debt or equity financings in an aggregate amount of $10,000,000, at which point it will increase to $400,000 per annum. This salary will accrue until we complete an offering of at least $2,000,000, after which we will pay four months of the accrued salary and will pay the balance of the accrued salary in equal monthly installments. The accrued salary is convertible into debt or equity securities upon the same terms in a financing of $5,000,000 or more. The accrued salary for calendar year 2012 is payable upon close of a financing of at least $2,000,000 and unpaid expenses incurred prior to May 1, 2013, shall be reimbursed to Mr. Gibbs upon a financing of at least $500,000. The outstanding salary payable to Mr. Gibbs at December 31, 2012, will stop accruing interest as of January 1, 2013, and will be automatically convertible into common stock at $0.50 per share upon completion of a financing of at least $10,000,000, in which event we have agreed to pay a cash amount equal to the amount of tax liability incurred by Mr. Gibbs.

•	Effective January 1, 2013, any amounts then accrued and payable to LIFE Power & Fuels, LLC were reduced to $200,000. In addition, the monthly fee payable under our agreement with LIFE was reduced to $5,000 until Mr. Carlson, our CFO, is no longer employed by us, at which time the monthly fee will increase to $25,000. The monthly fee will accrue until we complete a financing of at least $10,000,000, at which time the accrued amount will convert into debt or equity instruments under the same terms as the financing.

Also on July 15, 2013, the Board of Directors approved an amendment and restatement dated May 15, 2013, of our employment agreement with Mr. Carlson, our CFO. The effective date of the amended and restated agreement is January 1, 2013 and it will expire on December 31, 2014. Under the terms of the amended and restated agreement, we have agreed to pay him an annual salary of $175,000 which will accrue until we complete a financing of at least $2,000,000, at which time four months of the accrued salary will be paid in equal monthly payments and the balance will be converted into debt or equity instruments under the same terms as a $5,000,000 financing completed prior to the $2,000,000 financing.

Business of GRI

Leases and Resources

Of the 24 states in the United States that contain oil sand deposits, approximately 90% of the USGS mapped mineable resource is located in Utah, where in excess of 25 billion barrels of oil are in place. There are eleven oil sands deposit areas located in Utah. The seven major areas are Sunnyside, P. R. Spring, Asphalt Ridge, White Rocks, Tar Sand Triangle, Circle Cliffs, and Hill Creek. Three of these seven areas, Tar Sand Triangle, Circle Cliffs, and Hill Creek, have substantial constraints to resource development including environmental drawbacks related to their location on Indian Reservations and/or National Parks, significant overburden, lack of rich ore, and high sulfur content. The prime oil sand properties include Sunnyside, P. R. Spring, Asphalt Ridge and White Rocks.

We have obtained leases in the Sunnyside area, on private property. We currently hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreements in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which we have the right to extract bitumen from the land. The leases are for a primary term ending December 31, 2016, and are extended thereafter for so long as an average of 500 barrels of oil is produced per day, subject to certain acceptable interruptions.

We have reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable oil sands on our leases. In addition, we retained an outside firm to provide us with a Resource Audit and Classification report which was done in accordance with the provisions of the National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities (“NI 51-101”). In accordance with the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X, these leases contain no proven reserves of oil or gas. However, we have obtained an independent Resource Audit and Classification report from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on our leases as of May 29, 2009. The Resource Audit and Classification was completed in accordance with the provisions of the NI 51-101. Such evaluation of our estimates of resources under NI 51-101 was carried out in accordance with the standards set out in the Canadian Oil and Gas Evaluation (“COGE”) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers and the Canadian Institute of Mining, Metallurgy & Petroleum. Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement. An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook. The estimate provided in this report is classified as contingent resources according to the guidelines set forth in NI 51-101 and COGE. The project resource calculation is contingent upon completion of additional exploration drilling, processing and extraction analysis, detailed economic analysis, evolution of legal mining rights, and environmental evaluations. There is no certainty that the project will be commercially viable to produce any portion of the resource. As a result of the differences between the U.S. rules and Canadian standards governing disclosure of reserve or resource estimates, differing estimates of reserves or resources available under our leases are reported, and may in the future be reported, between our website and our periodic reports filed with the SEC.

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

In connection with the engineering and development of the technology, we incurred costs of approximately $220,406 and $436,408 for the fiscal years ended March 31, 2013 and 2012, respectively.

Resource Base and Mine Plan

We have reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable oil sands on our leases. In addition, we retained an outside firm to provide us with a Resource Audit and Classification report which was done in accordance with the provisions of the NI 51-101.

We also have access to and have reviewed detailed mining and operational plans prepared for Amoco with respect to our leases prepared in the mid-1990s. The Company intends to utilize these previous studies in finalizing a mine plan and operations.

Initially, we intend to obtain our oil sands through underground mining. We have completed an initial mine plan and cost estimate for the mine. The proposed mine plan layout is for an average daily production of 10,000 tons. Mining would occur year-round, with approximately one month overall allowed for shut-downs due to maintenance and repairs. Anticipated yearly mined tonnages include: 10,000 tons of oil sands mined per day; 2,700,000 tons per year (based on 270 days/year of production). Based upon the amount of estimated oil sands contained in the oil sand zone and expected grade, at this mining rate the life of the mine is expected to be between 20 and 30 years.

We intend to use a contract miner to initially mine the oil sands. Contract mining is an accepted practice in this area and has been used in coal mines as well as to mine tar sands for use in road paving. Because of recent coal mine shut downs, there is both excess capacity and excess mining equipment in the area. Mining equipment will consist of dozers, haul trucks, loaders, water trucks, and service trucks. Mined ore will be hauled by trucks via a haul road to the process area, where it can be either discharged directly to the inlet hopper or placed in a temporary storage pile adjacent to the processing facility for off-shift processing. Generally, a 3-day reserve supply of ore will be maintained in stockpiles at the processing facility.

The clean sand generated from processing the oil sands will be stored on surface (unless sold) under our mine plan. We have designated an area on surface to accommodate approximately 3 years of sand. The first 3 years of processed sand will be stored on surface. After that, we anticipate that the processed sand will be disposed of underground in mined out mining panels. The processed sand area will be designed to store approximately 6,000,000 cubic yard of processed sand. The processed sand will be transported to the storage site in the same trucks used for ore haulage.

Overall Market for Oil and Petroleum Products

According to the International Energy Agency  (“IEA”), estimates of world crude oil and liquid fuels consumption grew to 88.9 million bbl/d in 2011. IEA expected that world liquid fuels consumption would grow by 0.9 million bbl/d in 2012, followed by 0.8 million bbl/d growth in 2013, resulting in total world consumption of 90.6 million bbl/d in 2013. Countries outside the Organization for Economic Cooperation and Development (“OECD”) will make up almost all of the growth in consumption over the next two years, with the largest increases coming from China, other Asian countries, Latin America and the Middle East.  The IEA believes 2013 will mark the first time that non-OECD demand will exceed OECD demand.

According to the IEA, in addition to the overall increase in demand, fears of a supply disruption are keeping crude prices high in a well-supplied market. Speculators worry that even a small terrorist-caused disruption to oil supplies could cause major repercussions that wreak havoc with the supply chain.

Projected Markets for the Company’s Oil

The primary product we will produce will be a heavy oil called bitumen. There are numerous refineries within our potential marketing area. Located within 150 miles of the Salt Lake City area, there are a number of refineries with cumulative total daily capacity of approximately 175,000 barrels per day, according to the U.S. Energy Administration. These refineries are able to refine bitumen and have sufficient capacity to accept our product. Additionally, refineries in Colorado, Wyoming and New Mexico have daily combined capacity of approximately 417,000 barrels per day.

Pricing is typically benchmarked to leading crude price indices. Historically, bitumen has traded at a discount to West Texas Intermediate (“WTI”) of between 22-30%. We anticipate initially that our entire estimated output of 5,000 bbl/d will be delivered to the Salt Lake City refining center with one to two refiners as our customer(s). As we develop new facilities with a view to expanding production to 50,000 bbl/d, we will evaluate supplying product to multiple refineries and more distant locations versus Salt Lake City, based on price and transportation costs.

Government Regulation

We have commenced the process of obtaining the regulatory approvals required in connection with our project. We are committed to environmental responsibility and to meeting or exceeding best practices for environmental stewardship in our industry. We support the principle of sustainable development through adaptive management and we are working with stakeholders in the community, government and industry to protect and sustain air, land and aquatic resources in the region.

The key environmental issues to be managed in the development of our project encompass surface disturbance on the terrestrial ecosystem, effects on traditional land use and historical resources, and effects on wildlife populations and other natural resources. Because the commercial facility to be constructed will be a closed loop system, the only emissions anticipated will be from power generation. Only clean sand and bitumen will be produced.

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

We have contracted with an environmental consulting firm to obtain the required studies and prepare and file a Notice of Intent to Commence Large Mining Operations (“Large Mine Permit”). In addition, we have contracted with a mining consultant to prepare the Large Mine Plan. Management estimates that it will receive its large mining permit from the Utah Division of Oil, Gas and Mining during the second quarter of calendar 2014.

Competition

To our knowledge, there are currently no companies operating in oil sands mining and extraction in the State of Utah, although U.S. Oil Sands, a Canadian company, has publicly announced that it intends to commence operations on a 62-acre plant in eastern Utah to remove bitumen from oil sands using a citrus-based solvent. Several companies have acquired sites with oil sand deposits, including U.S. Oil Sands, but they are not in production and require significant capital to commence operations. Additionally, many of these companies are using processes that require substantial water, and are unproven in commercial production.

Our process is efficient, cost effective, and has a small environmental footprint when compared to other technologies currently known or used for the separation of oil sands. By comparison, the processes utilized in Canada for the extraction of bitumen from oil sand consume significant amounts of water and have a significant environmental impact. In comparing our process to known oil sands extraction systems, we believe our licensed proprietary system offers a significantly reduced operating environmental impact. Our process significantly mitigates or eliminates environmental impacts typically associated with oil sand projects including:

o	Release of Volatile Organic Hydrocarbons (“VOC’s”): The solvent losses resulting from the operation of our system are minor. The system does not release any solvent to the environment. Solvent consumed by the process is recovered and conserved during the processing of the oil sands. In addition the process does not produce gases to a flare or vent system of any kind.

o	Substantial Water consumption/contamination: Our process neither consumes nor produces any water. It is a dry process and therefore no water is taken from or returned to the environment.

o	Emissions: The process can be powered by natural gas or electricity. If it were powered by electricity, emissions associated with the energy consumption of the process could be controlled through standard power plant emission control systems. As noted above, the deposit under lease to GRI is currently serviced by electrical power lines.

o	Hydrocarbon and water wet tailings stream: Typical oil sands operations produce a waste stream of spent sand that contains a significant amount of residual hydrocarbons and water. The sand product from our process is dry and essentially free of hydrocarbons, either natural or induced through the solvent wetting process. It is directly suitable for use in reclamation efforts or can be sold as a value added product without further processing. Use of the sand in the reclamation process provides for the return of the mined material to the mine site (less the naturally occurring hydrocarbons) with no loss of material.

We believe our process is efficient, cost effective, and simple when compared to other technologies currently known or used for the separation of oil sands. By comparison, the processes utilized in Canada for the extraction of bitumen from oil sand consume significant amounts of water and, therefore, have a significant environmental impact.

Approximately 3/4 of a barrel of tailings is produced for every barrel of bitumen produced by competing technology. Consequently, there are thousands of acres of tailing ponds located at Canadian oil sands operations produced as a direct result of the oil sand extraction process. This is one reason why oil sands are being questioned as a source of energy for the United States. Our process uses little or no water, and recaptures virtually all of the solvent used, resulting in only clean sand as a byproduct.

Production costs using our method to recover bitumen are believed to be significantly lower than those used by established producers of bitumen from oil sands in Canada. In addition, the projected capital cost for our 5,000 bbl/d plant would be significantly lower than the cost of capital for a traditional oil sands project. Thus, our competitive advantages are an environmentally superior process and the ability to be a low-cost producer of high demand energy.

Employees

We currently have four employees; namely, our CEO, William C. Gibbs; our COO, Robin Gereluk; our President, Andrew Rosenfeld; and our CFO, Daniel F. Carlson. Each of these employees works part-time, except for Mr. Gibbs, who devotes essentially all of his business time to this project. We also engage consultants and independent contractors as needed.

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

In its report dated July 15, 2013, our independent registered public accounting firm stated that our financial statements for the year ended March 31, 2013, were prepared assuming that we would continue as a going concern. We have incurred recurring loses since the date of inception that have resulted in an accumulated deficit attributable to common stockholders of approximately $11,198,852 as of March 31, 2013. Although we had approximately $59,981 of available cash as of March 31, 2013, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. In addition, we estimate that we will require approximately $70,000,000 in capital expenditures and working capital to place our properties into production. These factors raise substantial doubt about our ability to continue as a going concern or to commence principal operations. We are dependent upon obtaining funds from investors to meet our cash flow requirements. If we are unsuccessful in doing so, we will be required to substantially revise our business plan or our proposed business could fail.

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

We will continue to need further funding to achieve our business objectives. In the past, the issuance of equity or debt securities has been the major source of capital and liquidity for us. The recent conditions in the global financial and capital markets have limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our financial condition and results of operations will be adversely impacted. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses.

We have not commenced principal operations and have a limited operating history and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have not commenced principal mining operations. As a result, we have a limited operating history upon which to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include but are not limited to the following:

•	the absence of a lengthy operating history;
•	insufficient capital to fully realize our operating plan;
•	our ability to purchase or lease necessary equipment when required and at reasonable prices;
•	our ability to obtain regulatory and environmental approvals of our proposed mines and facilities;
•	expected continual losses for the foreseeable future;
•	social and political unrest;
•	disruptions to transportation routes;
•	our ability to anticipate and adapt to developing markets;
•	acceptance of our product by consumers;
•	limited marketing experience;
•	a competitive environment characterized by well-established and well-capitalized competitors;
•	the ability to identify, attract and retain qualified personnel; and
•	reliance on key personnel.

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

Permits, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted, that they will be granted in a timely manner, or, if granted, that they will not be cancelled or will be renewed upon expiration. There is no assurance that such permits, leases, licenses and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

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

Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. Our success is dependent upon our management and key personnel. We do not maintain key-man insurance for any of our employees. The unexpected loss or departure of any of our key officers and employees could be detrimental to our future success.

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

Our proposed operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits or inhibit us from obtaining new permits or renewing existing permits. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to be able to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by environmental damage is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damage. We could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

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

We have significant financial obligations under our mining leases, and if we fail to meet those obligations we would lose the mineral resource on which our business plan depends.

Our interest in certain mining leases is conditioned upon the payments of annual rentals, of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. If we are unable to make the required payments or meet the necessary obligations, we could default on our lease agreements which could be terminated and which would void our interest in the leases. There is no certainty we will be able to make every payment and meet all obligations required under the respective lease agreements.

If we do not reach production levels by December 31, 2016, our leases may be terminated.

Three of our four leases are conditioned upon reaching the production stage by December 31, 2016 and the fourth lease requires production by October 2015. If we do not attain average productivity of at least 500 bbl/d by these dates, our interest in the leases may be terminated. The ability to attain productivity is conditioned upon factors of which we are not within complete control such as those listed in this Annual Report. There is no certainty we will ever reach the level of production required to keep our interest in these mining leases from becoming void.

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

However, we have obtained an independent Resource Audit and Classification report from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on our leases as of May 29, 2009. The Resource Audit and Classification was completed in accordance with the provisions of the NI 51-101. Such evaluation of our estimates of resources under NI 51-101 was carried out in accordance with the standards set out in the Canadian Oil and Gas Evaluation (“COGE”) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers and the Canadian Institute of Mining, Metallurgy & Petroleum. Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement. An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook. The estimate provided in this report is classified as contingent resources according to the guidelines set forth in NI 51-101 and COGE. The project resource calculation is contingent upon completion of additional exploration drilling, processing and extraction analysis, detailed economic analysis, evolution of legal mining rights, and environmental evaluations. There is no certainty that the project will be commercially viable to produce any portion of the resource. As a result of the differences between the U.S. rules and Canadian standards governing disclosure of reserve or resource estimates, differing estimates of reserves or resources available under our leases are reported, and may in the future be reported, between our website and our periodic reports filed with the SEC.

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

We anticipate that the cost to build operations on our existing or future properties will be at least $70,000,000 and we have no current sources for this funding. We have received indications of interest in future financings but have no firm commitments for any funds. The net proceeds of future offerings are expected to be used to begin and continue initial operations, including the construction of the processing facility, and fund operations for the next 24 months. Offerings using our equity securities or debt instruments convertible into our common stock could require the issuance of a substantial number of additional shares of common stock. These potential offerings and the issuance of additional shares of common stock would have the effect of diluting the percentage ownership of existing stockholders. Moreover, there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable or favorable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

Risks Related to Our Common Stock

Because our shares are designated as “penny stock,” broker-dealers will be less likely to trade in our stock due to, among other items, the requirements for broker-dealers to disclose to investors the risks inherent in penny stocks and to make a determination that the investment is suitable for the purchaser.

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

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline due to future sales of our shares or the perception that such sales may occur. The board of directors has discretion to determine the issue price and the terms of issue of shares of our common stock. Such future issuances may be dilutive to investors. Holders of shares of common stock have no pre-emptive rights under our Certificate of Incorporation to participate in any future offerings of securities.

If we issue additional shares of common stock in private financings under an exemption from the registration requirements, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

The public trading market for our common stock is volatile and may result in higher spreads in stock prices.

Our common stock trades in the over-the-counter (“OTC”) market and is quoted on the OTC Markets. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We have not paid, and do not intend to pay, dividends on our common stock and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

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

As of March 31, 2013, we had 28,990,715 shares of common stock issued and outstanding, of which 26,325,926 were designated by our transfer agent as restricted shares pursuant to Rule 144 promulgated by the SEC. In addition, as of March 31, 2013, we had outstanding warrants to purchase up to 3,555,489 shares of common stock, outstanding options to purchase up to 4,262,500 (including 600,000 options granted that vest upon completion of certain future financings) shares of common stock, promissory notes convertible into 6,603,403 common shares, and other contingent obligations resulting in the issuance of up to 2,098,699 common shares upon the occurrence of certain triggering events. The sale of these shares into the open market may adversely affect the market price of our common stock.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our Certificate of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this registration statement. Also, our board of directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board of directors causes additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control us to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stockholders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

While we currently qualify as an “emerging growth company” under the JOBS Act, we will lose that status at the latest by the end of 2017, which will increase the costs and demands placed upon our management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700,000,000. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75,000,000 on the last day of our second fiscal quarter in any fiscal year following this offering, which would disqualify us as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies, which are companies that have a public float of less than $75,000,000. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditors’ attestation on internal control over financial reporting that would otherwise be required by Section 404 of the Sarbanes-Oxley Act, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

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

Provisions in our Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions:

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

Property Location

We have obtained leases in the Sunnyside area, on private property. We currently hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreements in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which we have the right to extract bitumen from the land. The leases are for a primary term ending December 31, 2016, and are extended thereafter for so long as an average of 500 barrels of oil is produced per day, subject to certain acceptable interruptions.

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

Geology

The oil sands at the Sunnyside Project are located along the crest of the Roan Cliffs near Bruin Point, which crests at an elevation of 10,131 feet. The Roan Cliffs contain rocks of Paleocene and Eocene age (ca. 60-40 Ma). In the early stages of this time period, a mountain range existed in central Utah while a sea was located in eastern Utah and Colorado. During a period of sea level regression the marine environment was replaced by a coastal plains fluvial environment. During subsequent orogenic events, a large lake, Lake Uinta, formed in an intermountain basin. Sediment deposited in Lake Uinta during the middle Eocene epoch (ca. 50-40 Ma) formed the sandstone and shale of the Green River Formation. The Green River Formation sandstones would later become the reservoir rocks for the bitumen of the Sunnyside oil sands.

The Green River Formation formed in a lacustrine environment associated with Lake Uinta during middle Eocene time (ca. 50-40 Ma). The Green River Formation consists of three formal members subdivided on the basis of depositional environment: Parachute Creek Member (lake facies); Garden Gulch Member (shore facies); and Douglas Creek Member (delta facies). These three members were delineated in the field on the basis of different colored shale, biota content, presence of oil shale, and abundance and distribution of limestone and sandstone.

Hydrocarbon and Mineral Leases

Through GRI we hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements dated January 14, 2005, in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres, and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreements dated February 23, 2005, in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which GRI has the right to extract bitumen from the land. The leases are for a primary term ending December 31, 2016, except for one lease representing an undivided 5% interest in the 640 acre tract the primary term of which expires in October 2015, and are extended thereafter for so long as an average of 500 barrels of oil are produced per day, subject to certain acceptable interruptions.

The leases provide for the payment to the lessors of a royalty in an amount equal to 10% of the market value of the minerals sold by GRI less operating costs, transportation costs, processing costs, value added costs and extraction taxes incurred by us prior to the sale of the oil produced. A guaranteed minimum royalty of $1,000,000 is payable on the 1,120 acre leases each year after three consecutive years of production of oil products in commercial quantities during any portion of the three prior consecutive years. The amount of royalties to be paid is based upon a 100% interest in and to the mineral estate represented by the premises covered by the lease and for any lessor owning less than 100% will be reduced by the same proportion, but less than the minimum guaranteed royalty. The leases for the 1,120 acres also provide for the payment of a 2% royalty on all by-products produced. The leases provide for the annual payment of rentals in lieu of royalties until production begins. These rental payments are not required for any year in which royalties paid for the prior year exceeded the rental amount. Aggregate rentals for the year ended March 31, 2012, were $232,562 and for 2013 were $232,562. In addition, each of the leases provides for a development commitment of a minimum of $150,000 per year for the premises represented by the lease, including research, engineering, test work, feasibility studies and other development activates benefiting the property, until production reaches 500 barrels of oil per day.

Recent Property Developments

We are in the process of preparing and filing a Large Mine Permit with the Utah Department of Oil, Gas and Mining. In connection with this Large Mine Permit, we have conducted a number of studies on the property and prepared a mine feasibility study. Those studies have included archaeological and cultural studies, threatened & endangered species studies, soil/vegetation/hydrologic studies and others to assess the impact of the project on the area. We have also prepared a mine feasibility study. Based on these studies, we believe that we will be able to meet the requirements for the Large Mine Permit to be issued.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES

There are no reportable events required pursuant to this item.

PART II

ITEM 5. MARKET FOR Registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board and OTC Markets and our trading symbol is “AMSE.” We do not believe that a material number of our shares of common stock have traded since the approval of the quotation. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the OTC Markets. Quotations furnished for the third quarter of 2012 and thereafter reflect the reverse split effective October 18, 2011. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
For the Fiscal Year Ended March 31, 2013	First	$0.60	$0.45
	Second	$1.40	$0.42
	Third	$1.65	$0.51
	Fourth	$0.99	$0.22

For the Fiscal Year Ended March 31, 2012	First	$0.20	$0.20
	Second	$1.50	$0.10
	Third	$1.40	$1.40
	Fourth	$1.10	$0.05

Unregistered Sales of Securities

During the year ended March 31, 2013, we did not sell any unregistered securities not previously reported.

Holders

As of July 8, 2013, we had approximately 336 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In May 2011, ASEC initiated a private offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000. Through March 31, 2013, the Company has received $1,515,000 from the private offering of the Notes.

In March 2012, the Company initiated a private placement to sell an aggregate maximum of $7,000,000 composed of the sale of up to 140 units at $50,000 per Unit, each unit composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of March 31, 2013, the Company had sold approximately 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,202,233. The Company also issued 228,922 warrants in connection with this private placement.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 3 to our audited financial statements included in this Form 10-K for the year ended March 31, 2013, for a discussion of those policies.

Going Concern – This discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities far exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended March 31, 2013 of $2,469,072 and a net loss for the year ended March 31, 2012 of $2,624,895 and has an accumulated deficit of $11,198,852 as of March 31, 2013. In addition, the Company will require approximately $70,000,000 in capital expenditures to commence principal operations.

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

Results of Operations:

Years Ended March 31, 2013 and 2012

ASEC did not have revenues for the years ended March 31, 2013 and 2012. During the year ended March 31, 2013, the Company incurred a net loss of $2,469,072 compared to a net loss of $2,624,895 for the year ended March 31, 2012. During the year ended March 31, 2013, our operating expenses were $2,111,403, which represented an 8.29% decrease, compared to the year ended March 31, 2012.

Research and development expenses decreased to $220,406 for the year ended March 31, 2013 compared to $436,408 for the year ended March 31, 2012 representing a decrease of 49.50%. Expenses incurred during fiscal 2013 primarily relate to engineering and other consulting fees associated with developing our mine plan and costs associated with constructing our oil sand testing unit that we will use to further develop and establish the technological feasibility for our proprietary oil sand refining processes. The Company spent less money on research and development activities during the year ended March 31, 2013 as compared to the year ended March 31, 2012 as a result of management delaying certain expenses due to the Company’s limited financial resources. Management expects research and development expenses to increase as more funding is obtained.

Selling, general and administrative expenses decreased by 3.11% from $1,731,858 during the year ended March 31, 2012 to $1,678,079 during the year ended March 31, 2013 due primarily to decreases in costs for stock compensation by $300,645, operating agreement fees by $225,000, and financing fees by $112,241; partially offset by increased costs for management fees by $404,962, public company expenses by $120,122, travel costs by $37,021, and other costs by $38,557. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will continue to result in our operating expenses increasing once we raise the needed capital and we move forward with our primary business operations.

Interest expense increased to $557,538 for the year ended March 31, 2013 from $323,413 for the year ended March 31, 2012. The increase in interest expense is primarily due to the Company having higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $59,981 in cash and negative working capital of $1,625,829. As of March 31, 2013, the Company had total liabilities of $5,156,990. As of March 31, 2013, the Company’s total assets were $693,694 consisting of cash, receivables, prepaid and other current assets, and property and equipment. The Company received $852,759 of cash in connection with the reverse merger transaction that occurred on June 3, 2011. Subsequent to the reverse merger, the Company received an additional $1,515,000 from the issuance of convertible notes and $1,202,233 from a private placement of common stock.

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

The Company believes that it will need to raise additional funds of approximately $5,000,000 to be in a position to initiate items 1 through 5 above. Additional financing of approximately $70,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 bbl/d of bitumen. The Company is currently seeking some bridge financing of approximately $5,000,000.

Management anticipates that we will be dependent, for the near future, on additional capital to fund operating expenses and anticipated growth. The report of the Company’s independent registered public accounting firm for the year ended March 31, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating losses have been funded through the issuance of equity securities and borrowings. We will need additional funding in the future in order to continue our business operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not change accountants or have any disagreements with our accountants reportable pursuant to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

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

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, accounting policies, and our overall control environment. Based on this evaluation, management concluded that as of March 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No transactions occurred during the quarter ended March 31, 2013, which are reportable pursuant to this item.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Exchange Agreement dated April 29, 2011	8-K	000-53167	99.1	5/10/11
2.2	Amendment dated June 3, 2011, to Stock Exchange Agreement dated April 29, 2011	10-K	000-53167	2.2	6/9/11
2.3	Agreement and Plan of Merger dated October 7, 2011, between Millstream Ventures, Inc., a Nevada corporation, and American Sands Energy Corp., a Delaware corporation	10-Q	000-53167	2.1	11/17/11
3.1	Delaware Certificate of Incorporation, as amended	10-Q	000-53167	3.1	11/17/11
3.2	Bylaws, as amended August 28, 2012					X
3.3	Nevada Articles of Merger	8-K	000-53167	3.2	10/24/11
3.4	Delaware Certificate of Merger	8-K	000-53167	3.3	10/24/11
4.1	2011 Long-Term Incentive Plan	10-K	000-53167	4.1	6/9/11
10.1	Employment Agreement dated August 1, 2007, as amended on August 12, 2009, with William C. Gibbs*	10-K	000-53167	10.1	6/9/11
10.2	Employment Agreement dated February 16, 2012, with Andrew F. Rosenfeld*	8-K	000-53167	99.1	2/23/12
10.3	Amendment dated January 14, 2013, to Employment Agreement of Andrew Rosenfeld*	8-K	000-53167	99.1	1/15/13
10.4	Advisory Agreement dated October 1, 2011, with C14 Strategy LLC*	8-K	000-53167	99.2	2/23/12
10.5	Employment Agreement dated February 16, 2012, with Daniel F. Carlson*	8-K	000-53167	99.3	2/23/12
10.6	Amendment dated January 14, 2013, to Employment Agreement of Daniel Carlson*	8-K	000-53167	99.1	1/15/13
10.7	Amended and Restated Employment Agreement with Robin Gereluk dated March 31, 2011*	10-K	000-53167	10.5	6/9/11
10.8	LIFE Power & Fuels LLC Management and Services Agreement dated April 1, 2012*	10-K	000-53167	10.6	6/22/12
10.9	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-K	000-53167	10.7	6/22/12
10.10	Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-K	000-53167	10.8	6/22/12
10.11	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, with Meany Land & Exploration, Inc.	10-K	000-53167	10.9	6/22/12

10.12	Hydrocarbon and Mineral Lease dated October 2009, and Affirmation document dated May 6, 2011, with William G. Gibbs	10-K	000-53167	10.10	6/22/12
10.13	Operating Agreement dated May 31, 2005, and addendum thereto dated August 1, 2008, with Bleeding Rock LLC	10-K	000-53167	10.2	6/9/11
10.14	License, Development and Engineering Agreement dated January 24, 2012 (confidential information has been redacted)	10-K	000-53167	10.12	6/22/12
10.15	Termination Agreement dated January 24, 2012, with Bleeding Rock LLC	10-K	000-53167	10.13	6/22/12
10.16	Gross Royalty Agreement dated January 24, 2012, with Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.14	6/22/12
10.17	5% Convertible Promissory Note dated January 24, 2012, in the principal amount of $1,446,551 issued to Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.15	6/22/12
10.18	6% Convertible Promissory Note dated May 31, 2011, in the principal amount of $214,281 issued to Bleeding Rock LLC	10-K	000-53167	10.16	6/22/12
10.19	Form of 10% Convertible Promissory Note	8-K	000-53167	99.1	2/3/12
10.20	Form of 10% Convertible Debt Warrant	8-K	000-53167	99.2	2/3/12
10.21	Second Amendment dated May 15, 2013, to Employment Agreement with William C. Gibbs					X
10.22	Amended and Restated Employment Agreement dated May 15, 2013 with Daniel Carlson					X
10.23	Amendment to Management and Services Agreement dated May 15, 2013 with LIFE Power & Fuels, LLC					X
10.24	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Hidden Peak Partners LC					X
10.25	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Bleeding Rock, LLC					X
14.1	Code of Ethics adopted on November 11, 2011	10-Q	000-53167	99.1	2/17/12
16.1	Letter dated April 5, 2011, from Child, Van Wagoner & Bradshaw, PLLC	8-K	000-53167	16.1	4/5/11
21.1	List of Subsidiaries	10-K	000-53167	21.1	6/22/12
23.1	Consent of Tanner LLC, independent registered public accounting firm					X
31.1	Rule 13a-14 (a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14 (a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema					X
101.CAL	XBRL Calculation Linkbase					X
101.DEF	XBRL Definition Linkbase					X
101.LAB	XBRL Label Linkbase					X
101.PRE	XBRL Presentation Linkbase					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Financial Statements Index

The following financial statements are filed with this report and are included immediately following the signature page hereof:

AUDITED FINANCIAL STATEMENTS OF AMERICAN SANDS ENERGY CORP.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended March 31, 2013 and 2012, and for the Cumulative Period from Inception through March 31, 2013

Consolidated Statements of Stockholders’ Deficit for the Cumulative Period from Inception through March 31, 2013

Consolidated Statements of Cash Flows for the Years Ended March 31, 2013 and 2012, and for the Cumulative Period from Inception through March 31, 2013

Notes to Consolidated Financial Statements

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Sands Energy Corp.

Date: July 15, 2013	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer

Date: July 15, 2013	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William C. Gibbs	Chairman & Chief Executive Officer	July 15, 2013
William C. Gibbs	(Principal Executive Officer)

/s/ Daniel F. Carlson	Chief Financial Officer	July 15, 2013
Daniel F. Carlson	(Principal Financial and Accounting Officer)

/s/ Mark F. Lindsey	Director	July 15, 2013
Mark F. Lindsey

/s/ Edward P. Mooney	Director	July 15 , 2013
Edward P. Mooney

/s/ Gayle McKeachnie	Director	July 15, 2013
Gayle McKeachnie

/s/ Justin Swift	Director	July 15, 2013
Justin Swift

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OF

AMERICAN SANDS ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Sands Energy Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of American Sands Energy Corp. and subsidiaries (a development stage company) (the Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (December 1, 2004) through March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sands Energy Corp. and subsidiaries as of March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended and for the period from inception through March 31, 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah

July 15, 2013

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	March 31,
	2013	2012
Assets
Current assets:
Cash	$59,981	$624,300
Receivables	207,046	382,500
Prepaid and other current assets	95,781	237,693
Related-party receivable	22,324	–
Total current assets	385,132	1,244,493
Property and equipment, net	1,922	2,258
Other assets	306,640	–

Total assets	$693,694	$1,246,751

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$457,855	$536,809
Accrued expenses	1,553,106	1,222,450
Total current liabilities	2,010,961	1,759,259

Convertible notes payable, net of discount of $352,317 and $669,351, respectively	1,417,115	948,580

Related party convertible notes payable, net of discount of $109,979 and $0, respectively	1,714,274	1,685,329

Deposits for purchase of common stock, net	–	710,214

Mineral lease payable	14,640	34,159
Total liabilities	5,156,990	5,137,541

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	–	–
Common stock, $.001 par value: 200,000,000 shares authorized; 28,990,715 and 27,676,960 shares issued, respectively	28,991	27,677
Additional paid-in capital	6,706,565	4,811,313
Deficit accumulated during the development stage	(11,198,852)	(8,729,780)
Total stockholders' deficit	(4,463,296)	(3,890,790)

Total liabilities and stockholders' deficit	$693,694	$1,246,751

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	For The	For the	Cumulative From
	Year Ended	Year Ended	Inception to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$–	$–	$–

Operating expenses:
Selling, general and administrative	1,678,079	1,731,858	8,161,602
Research and development	220,406	436,408	656,814
Mineral lease expense	212,918	133,875	1,534,225
Total operating expenses	2,111,403	2,302,141	10,352,641
Loss from operations	(2,111,403)	(2,302,141)	(10,352,641)
Other income (expense):
Interest expense	(557,538)	(323,413)	(1,066,115)
Interest income	–	860	22,985
Other income (expense)	200,000	49	198,000
Total other income (expense)	(357,538)	(322,504)	(845,130)
Loss before provision for income taxes	(2,468,941)	(2,624,645)	(11,197,771)
Provision for income taxes	(131)	(250)	(1,081)
Net loss	$(2,469,072)	$(2,624,895)	$(11,198,852)

Net loss per common share - basic and diluted	$(0.09)	$(0.11)

Weighted average common shares outstanding - basic and diluted	28,990,715	23,789,317

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

From Inception Through March 31, 2013

(Expressed in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
Balance as of December 1, 2004, inception	–	$–	$–	$–	$–

Recapitalization due to reverse merger	46	–	–	–	–

Common stock issued (at $.000097 per share)	10,300,000	10,300	(9,300)	–	1,000

Special warrants issued (at $0.26 per warrant)	–	–	1,079,750	–	1,079,750

Special warrants issued (at $0.74 per warrant)	–	–	140,702	–	140,702

Special warrants issued (at $0.70 per warrant)	–	–	453,549	–	453,549

Stock-based compensation expense	–	–	613,619	–	613,619

Conversion of notes payable to common stock (at $0.23 per share)	1,034,600	1,035	477,149	–	478,184

Special warrants issued for cash (at $0.19 per warrant)	–	–	152,407	–	152,407

Special warrants issued for payment for leases (at $0.20 per warrant)	–	–	150,528	–	150,528

Issuance of warrants in connection with debt	–	–	107,225	–	107,225

Net loss	–	–	–	(6,104,885)	(6,104,885)

Balance as of March 31, 2011	11,334,646	11,335	3,165,629	(6,104,885)	(2,927,921)

Net assets acquired in reverse merger	10,280,062	10,280	435,495	–	445,775

Conversion of notes payable to common stock in connection with reverse merger dated June 3, 2011 (at $0.43 per share)	437,500	437	188,159	–	188,596

Stock-based compensation	–	–	597,426	–	597,426

Issuance of stock options to consultants	–	–	5,963	–	5,963

Issuance of warrants in connection with debt	–	–	424,266	–	424,266

Exchange of special warrants for common stock	5,624,752	5,625	(5,625)	–	–

Net loss	–	–	–	(2,624,895)	(2,624,895)

Balance as of March 31, 2012	27,676,960	27,677	4,811,313	(8,729,780)	(3,890,790)

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

From Inception Through March 31, 2013

(Expressed in US Dollars)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
Shares issued to satisfy deposits to purchase common stock net of commissions paid ($1.12 per share)	634,796	635	709,579	–	710,214

Common stock issued for cash at $1.15 per share, net of commissions paid	454,985	455	491,564	–	492,019

Common stock issued for services at $1.15 per share	223,974	224	257,276	–	257,500

Stock-based compensation	–	–	302,780	–	302,780

Debt discount for related party notes payable	–	–	134,053	–	134,053

Net loss	–	–	–	(2,469,072)	(2,469,072)

Balance as of March 31, 2013	28,990,715	$28,991	$6,706,565	$(11,198,852)	$(4,463,296)

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the	For The	Cumulative From Inception
	Year Ended	Year Ended	through
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(2,469,072)	$(2,624,895)	$(11,198,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	274	6,062
Gain on disposal of property and equipment	–	(49)	(49)
Accretion of debt discount	341,110	195,985	644,320
Straight-line of mineral lease payable	(19,519)	(19,518)	14,640
Stock issued for services	57,500	–	57,500
Stock-based compensation expense	302,780	603,389	1,519,788
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	175,454	(382,500)	(207,046)
Prepaid and other current assets	141,912	(66,011)	(95,781)
Related-party receivable	(22,324)	–	(22,324)
Reclamation deposit	(19,065)	–	(19,065)
Increase (decrease) in operating liabilities:
Accounts payable	(78,954)	536,809	457,855
Accrued expenses	330,656	(40,426)	3,242,092
Accrued interest on convertible debt	216,423	127,429	343,852
Net cash used in operating activities	(1,042,763)	(1,669,513)	(4,942,008)
Cash flows from investing activities:
Acquisition of property and equipment	–	(3,072)	(8,524)
Disposal of property and equipment	–	588	588
Net cash used in investing activities	–	(2,484)	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	–	–	437,000
Proceeds from issuance of convertible notes payable	–	745,000	745,000
Proceeds from issuance of related party notes payable	74,000	–	99,000
Proceeds from issuance of common stock and special warrants	492,019	710,214	2,319,427
Increase in stock offering costs	(87,575)	–	(87,575)
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	852,759	852,759
Principal payments on notes payable	–	(65,900)	(65,900)
Net cash provided by financing activities	478,444	2,242,073	5,009,925
Net increase (decrease) in cash	(564,319)	570,076	59,981
Cash, beginning of the period	624,300	54,224	–
Cash, end of the period	$59,981	$624,300	$59,981

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$12,153
Income taxes paid	$100	$950	$1,050

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$–	$188,596	$666,780
Convertible note issued for accrued expenses	$–	$1,660,832	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$424,266	$424,266
Common stock issued for stock offering costs	$200,000	$–	$200,000
Discount on related party notes payable	$134,053	$–	$134,053
Shares issued to satisfy deposits to purchase common stock	$710,214	$–	$710,214

  See the accompanying notes to consolidated financial statements .

American Sands Energy Corp.

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

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement (the “License Agreement”) with Universal Oil Recovery Corp. and SRS International whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, the Company terminated its operating agreement with Bleeding Rock under which Bleeding Rock had licensed rights to use similar technology to GRI. The License Agreement also designates the Company as an “authorized agent” in representing the owner of the technology in future projects.

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

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

On June 3, 2011, GRC and ASEC closed the merger transaction described above. As a result of the merger, stockholders of GRC obtained a 56% interest in ASEC. Because the stockholders of GRC obtained a majority ownership in ASEC through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the consolidated operations of GRC through June 3, 2011 and reflect the consolidated operations of GRC and ASEC subsequent to the reverse merger. As a result of the merger, GRC received approximately $853,000 in cash to fund operations. In connection with the agreement, GRC lenders exchanged $175,000 in notes payable plus accrued interest of $13,000 for 437,500 shares of ASEC common stock.

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

Note 3 – Significant Accounting Policies

These financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for annual financial information, as well as the instructions to Form 10-K. Accordingly they include all of the information and notes required by US GAAP for complete financial statements.

The preparation of financial statements, in conformity with US GAAP, requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of GRC through June 3, 2011, the consolidated operations of GRC and ASEC from June 3, 2011 through the GRC dissolution on December 31, 2011 and the consolidated operations of ASEC and GRI through March 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Receivables

The Company has not yet commenced its primary operations and remains a development stage company as of March 31, 2013. As of March 31, 2013, the Company has receivables related to billings to a third-party company for certain research and development expenses incurred. At the end of each reporting period, the Company estimates its allowance for doubtful accounts based on historical information and specific facts and circumstances associated with each customer balance. As of March 31, 2013, the Company anticipates that all outstanding receivables will be fully collected and thus no allowance for doubtful accounts has been recorded.

c) Property and Equipment

Property and equipment are made up completely of computers and equipment and are stated at cost and depreciated using the straight-line method over the estimated useful lives of 3 to 7 years.

Maintenance, repairs, minor renewals and betterments, which do not extend the useful life of the asset are charged to expense as incurred. Major renewals and betterments are capitalized. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any gains or losses arising from the sale or disposal are included in the statements of operations

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

d) Mineral Leases

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

e) Other Assets

The Company capitalizes costs incurred in connection with a stock offering in other assets. These costs are netted against the proceeds of the stock offering, or are expensed when the offering is aborted.  As of March 31, 2013, $287,575 of costs had been incurred for a stock offering that were recorded in Other Assets.

As of March 31, 2013, the Company has $19,065 of restricted cash that has been paid as part of a reclamation bond related to the Company’s planned mining activities.

f) Deposits for Purchase of Common Stock, net

The Company records deposits for purchase of common stock when monies are received to purchase common stock but the related shares have not yet been issued. The Company also records a reduction in deposits for purchase of common stock for commissions associated with the money raised. Deposits for purchase of common stock are recorded to common stock when the related common shares are issued. As of March 31, 2013 and March 31, 2012, the Company had $0 and $710,214 of deposits for purchase of common stock (net of commission of $19,801), respectively.

g) Income Taxes

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

h) Reverse Stock Split

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

i) Stock-based Compensation

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

j) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended March 31, 2013 and 2012.

k) Research and Development

The Company continues to develop additional technology related to its proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the years ended March 31, 2013 and 2012, the Company incurred costs of $220,406 and $436,408, respectively, for research and development of the technology involved with developing its technologies.

l) Concentrations of Credit Risk

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

As of March 31, 2013, all of ASEC’s receivables were from one company for reimbursement of research and development costs. The company is a large multi-national company. ASEC’s management has performed an evaluation of the company’s financial condition and believes the receivables are fully collectible.

m) Recent Accounting Pronouncements

In July, 2012 the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 4 – Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended March 31, 2013 of $2,469,072 and a net loss for the year ended March 31, 2012 of $2,624,895 and has an accumulated deficit of $11,198,852, as of March 31, 2013. In addition, the Company will require approximately $70,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company is currently actively seeking additional private placements of equity securities.  The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sand refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	March 31,	March 31,
	2013	2012
Payroll and benefits	$1,284,995	$1,172,893
Deferred research and development billings	178,931	–
Mineral lease payable	89,180	49,557

Total accrued expenses	$1,553,106	$1,222,450

Note 6 – Mineral Leases

During 2005, the Company acquired two oil sands mineral leases: one covering an undivided 40% interest and the other covering an undivided 20% interest in a 1,120-acre parcel. Additionally, an undivided 16.666% interest in a 640-acre tract was acquired. These leases are located in Carbon County, Utah, have a 6-year life, and require minimum yearly lease payments of $224,597. Effective March 31, 2013, the lease terms were extended through 2016 and the annual lease payments remained at $224,597. Effective March 31, 2013, the payment due date for the 1,120-acre parcel was extended to May 31, 2013 from January 1, 2013.

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the chief executive officer of the Company, for an additional undivided 5% interest in the 640-acre tract (for a total 21.666% undivided interest in the 640-acre tract). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre tract. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production. Effective March 31, 2013, the payment due date for this lease was extended to July 31, 2013 from January 1, 2013.

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases.

In January 2013, the Company lacked sufficient funds to pay its required minimum 2013 yearly lease payments. The Company entered into extension agreements with the lessors to extend the payment due date to May 31, 2013 without any additional interest or penalties, which were paid by May 31, 2013 .

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sand ore is mined on their respective property. Through March 31, 2013, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

March 31,
2014	$391,055
2015	224,597
2016	224,597
Total future minimum lease payments	$840,249

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 7 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $745,000 of convertible notes payable subsequent to the reverse merger, through March 31, 2013. These notes were issued pursuant to a $1,750,000 private offering. As of March 31, 2013, there was $1,515,000 of convertible notes payable outstanding with accrued interest of $254,432.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. During the years ended March 31, 2013 and March 31, 2012, the Company granted 0 and 3,038,667 warrants in connection with this offering and recorded a debt discount related to the warrants and resulting beneficial conversion feature of $0 and $865,334, respectively. For the warrants issued during the year ended March 31, 2012, the Company valued the warrant discount using the Black-Scholes pricing model with the following weighted average assumptions:

Assumption
Dividend yield	–
Weighted average volatility	158.34%
Risk-free interest rate	0.99%
Expected life (years)	2.79

Note 8 – Related Party Convertible Notes Payable

On May 31, 2011, the Company converted $214,281 of its outstanding payable to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. Effective January 1, 2013, the Company modified the terms of the note such that all of the outstanding principal which totaled $214,281 and accrued interest which totaled $20,712 was converted into a new note totaling $234,993 that is non-interest bearing. The Company imputed interest on the new note using a discount rate of 6% and recorded a debt discount of $18,006 which is being amortized over the remaining life of the loan using the interest method. As of March 31, 2013, the carrying balance of the note was $220,221, net of the unamortized remaining discount. Effective January 1, 2013, the note was modified and the due date was extended to April 30, 2014.

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

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. Initially, the note was due one year from the date of the note. The note was subsequently modified and is currently due and payable on April 30, 2014 and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. Effective January 1, 2013, the Company further modified the terms of the note such that all of the outstanding principal, which totaled $1,446,551, and accrued interest, which totaled $67,965, were converted into a new note totaling $1,514,516 that is non-interest bearing. The Company imputed interest on the new note using a discount rate of 6% and recorded a debt discount of $116,047 which is being amortized over the remaining life of the loan using the interest method. As of March 31, 2013, the carrying balance of the note was $1,419,311, net of the unamortized remaining discount.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

The note is due April 30, 2014.

In January 2013, the Company borrowed $74,000 from C-14 Strategies, a related party company controlled by the Company’s President. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2 million equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. As of March 31, 2013, the carrying value of the note was $74,742 including accrued interest of $742.

Note 9 – Common Stock

In March 2012, the Company initiated a private placement to raise an aggregate maximum of $7,000,000 through the sale of up to 140 units at $50,000 per unit. Each unit is composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of March 31, 2013, the Company had sold 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,253,248. As more fully described in Note 10, the Company issued 272,402 warrants in connection with this private placement. The Company sold 634,796 shares of common stock related to this offering during the year ended March 31, 2012. As of March 31, 2012, none of the shares had been issued, so the amounts received are reflected as “Deposits for purchase of common stock, net” on the March 31, 2012 consolidated balance sheet. The shares were subsequently issued during the year ended March 31, 2013.

During the year ended March 31,2013, the Company issued 223,974 shares of common stock valued at $257,500 to consulting firms assisting the Company with fund raising.

Note 10 – Warrants

The Company has three classes of warrants outstanding; namely, bridge warrants, convertible debt warrants, and private placement warrants.

a)	Bridge Warrants

In connection with the issuance of certain notes payable, the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share. As of March 31, 2013 and March 31, 2012, there were 244,420 bridge warrants issued and outstanding.

b)	Convertible Debt Warrants

In connection with the Company’s $1,750,000 private convertible note offering (see Note 7), the Company granted warrants to the note holders. These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of March 31, 2013 and March 31, 2012, there were 3,038,667 convertible debt warrants outstanding.

c)	Private Placement Warrants

In connection with the Company’s $7,000,000 private placement (see Note 9), the Company granted warrants to the stock purchasers. These warrants give the holder the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of March 31, 2013 and March 31, 2012, there were 272,402 and 158,706 private placement warrants outstanding, respectively.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 11 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the year ended March 31, 2013, the Company issued 450,000 options to officers and directors of the Company within the 2011 Plan. The options vest over four years, have an exercise price of $1.15 per share, and expire on June 15, 2017. During the year ended March 31, 2012, the Company issued 3,087,500 options to officers and directors of the Company outside of the 2011 Plan, including 1,537,500 issued in connection with the stock option exchange described below. The options vested immediately, have an exercise price of $0.40 per share, and expire on March 31, 2018. In September 2011, the Company issued 75,000 5-year options to directors of the Company under the 2011 Plan. The options have a $0.50 exercise price and vest 25% immediately and 25% per year at the beginning of each of the next 3 subsequent years. In February 2012, the Company issued 50,000 5-year options to a third-party financial consultant and 600,000 5-year options to new management of the Company under the 2011 Plan. The options granted to the consultant have a $0.25 exercise price and vest 25% immediately and 25% per year at the beginning of each of the next 3 subsequent years. The options granted to the new management have an exercise price equal to the next financing by the Company and vest 50% upon a $5,000,000 financing and 50% upon a $45,000,000 financing. The Company recorded $302,780 and $603,389 of compensation expense during the years ended March 31, 2013 and 2012, respectively, in connection with issuing the options described above.

	March 31,
Assumptions	2013	2012
Dividend yield	–	–
Weighted average volatility	175.45%	150.17%
Risk-free interest rate	0.43%	1.05%
Expected life (years)	5	4

Expected option lives were based on historical data of the Company. Expected stock price volatility was based on data from comparable public companies. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

 The summary of option activity for the years ended March 31, 2013 and 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2011	1,537,500	0.68	1.00
Granted	3,212,500	0.49	4.86
Exercised	-	-	-
Canceled	-	-	-
Expired	(1,537,500)	0.68	-
Balance as of March 31, 2012	3,212,500	$ 0.40	5.95
Granted	450,000	1.15	4.21
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Balance as of March 31, 2013	3,662,500	$ 0.49	4.86

The weighted average grant-date fair value of options granted during the years ended March 31, 2013 and March 31, 2012 was $1.09 and $0.20, respectively.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Outstanding and exercisable options presented by price range as of March 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
0.40	3,087,500	5.00	0.40	3,087,500	0.40
0.50	75,000	3.46	0.50	37,500	0.50
0.25	50,000	3.88	0.25	25,000	0.25
1.15	450,000	4.21	1.15	150,000	1.15

$0.25-$1.15	3,662,500	4.86	$0.49	3,300,000	$0.43

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis.

As of March 31, 2013, there was $220,531 of total unrecognized compensation cost with a weighted-average remaining vesting period of approximately 1.3 years.

As of March 31, 2013 and 2012, the intrinsic value of outstanding and vested stock options was as follows:

	March 31,
	2013	2012
Intrinsic value - options outstanding	$1,895,375	$2,409,375
Intrinsic value - options exercisable	1,849,250	2,339,063
Intrinsic value - options exercised	–	–

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

Note 12 - Income taxes

Provision for income taxes consists of the following components:

	March 31,
	2013	2012
Current	$131	$250
Deferred	–	–
Total	$131	$250

Temporary differences and their related deferred income tax assets and (liabilities) are as follows:

	March 31,
	2013	2012
Deferred income tax assets - current:
Accrued liabilities	$1,133,444	$1,094,606
Deferred income taxes - long-term:
Net operating loss carry forward	2,419,684	1,855,372
Total deferred income tax assets	3,553,128	2,949,978
Valuation allowance	(3,553,128)	(2,949,978)
Net deferred income tax assets	$–	$–

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in US Dollars)

A reconciliation of (provision) benefit for income taxes provided at the federal statutory rate (34% for fiscal years 2013 and 2012) to actual provision for income taxes is as follows :

	March 31,
	2013	2012
Benefit for income taxes computed at federal statutory rate	$839,440	$892,464
State income taxes, net of federal tax benefit	81,475	78,739
Non-deductible expenses	(117,294)	–
Other	(200,602)	6,266
Change in valuation allowance	(603,150)	(977,719)

Provision for income taxes	$(131)	$(250)

Effective tax rate	0.02%	0.03%

As of March 31, 2013, the Company has available for federal income tax purposes net operating loss carry-forwards of approximately $7,600,000, which begin to expire in 2025, that may be used to offset future taxable income, if any. Pursuant to Section 382 of the IRS code, current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The Company has provided a full valuation allowance for the tax benefit of the operating loss carry-forwards and other deferred income tax assets due to the uncertainty regarding realization.

With the merger of GRC into ASEC in December 2011, the Company no longer has any foreign taxable income and is not required to file any foreign income tax returns.

Note 13 – Commitments

Effective January 1, 2013, the Company modified its employment contract with the Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. In addition, the CEO’s salary will accrue until the Company has raised $2 million in a debt or equity financing. At the time the financing is completed, the CEO will receive four months of accrued salary and will begin to be paid monthly. Any remaining unpaid salary in excess of four months’ salary will be converted to common stock under the same terms once the Company has completed a $5 million or more raise. Upon completion of a $10 million or more financing, the CEO’s salary will increase back to $400,000. Unpaid salary from 2011 and prior will be converted to common stock of the Company at $0.50 per share upon the Company closing a financing of $10 million or more. The CEO has also agreed to consult with an accountant or attorney specializing in taxes, and if taxes which may become due in connection with the conversion of such amounts can be deferred until a sale of such shares the CEO will convert such shares at such time. All other terms of the employment agreement remained the same. On August 12, 2009, the term of the employment agreement was extended to December 31, 2015. As of March 31, 2013 and March 31, 2012, the total accrued commitment was $1,070,788 which is included as accrued expenses and selling, general and administrative expense in the accompanying consolidated financial statements.

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

American Sands Energy Corp.

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

Upon completion of the Financing Event, he will also receive 5-year options to purchase 400,000 shares of the Company’s common stock. The options will vest 50% upon the Financing Event and 50% upon the completion of a total of $40,000,000 in equity or debt financing during the term of the agreement. The options will have an exercise price equal to the price per share, or per share equivalent, of the Financing Event. Under his employment agreement, the President is entitled to receive an annual bonus of up to $240,000, at the discretion of the board, to be paid on or before December 15th of each year. As of March 31, 2013, the Financing Event had not been successfully completed. The Agreement expires June 30, 2013

In addition, the current consulting agreement dated October 1, 2011, between the Company and C14 Strategy (the “Consulting Agreement”), an entity controlled by the President, will remain in force until a Financing Event at which time it will be immediately terminated. Pursuant to the Consulting Agreement, C14 provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 is paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or by mutual consent.

Under his employment agreement, the CFO is entitled to receive an annual bonus of up to $120,000, at the discretion of the Board, to be paid on or before December 15th of each year. Effective January 1, 2013, the CFO’s employment agreement was modified and his annual salary was increased to $175,000. The salary will be accrued until the Company completes a fund raising of $2 million or more.

Note 14 – Subsequent Event

Effective July 11, 2013, the Company entered into a financial advisory agreement with Merriman Capital, Inc. ("Merriman"), a wholly owned subsidiary of Merriman Holdings, Inc. (OTCQX: MERR). The Agreement is for a 12 month period and the Company has agreed to issue to Merriman 300,000 shares of restricted common stock in consideration of its services. Under the Agreement, Merriman will advise the Company on strategic initiatives to increase shareholder value, analyze the Company’s operating projections and market conditions and provide the Company with recommendations for the proper positioning of the Company with potential investors. Merriman will also assist the Company in raising its next round of capital. The Company has agreed that Merriman will have unlimited "piggyback" registration rights for a period of three years after the issuance of the shares at the Company's expense (provided that such rights shall not apply to a public offering of the Company’s common stock upon any underwriter’s reasonable assertion in writing that the inclusion of such stock in a public offering would materially impair the marketability of such public offering).

In conjunction with the proposed fund raising by Merriman, Hidden Peak Partners LC has agreed to subordinate any debt owed to Hidden Peak by the Company to any future debt financing by the Company. Hidden Peak has also agreed in principal to convert its 5% Convertible Promissory Note dated January 24, 2012, into restricted common shares of the Company pursuant to the terms of such Note, subject to satisfactory tax analysis that no federal or state income tax would be triggered on conversion of such note.

Neither the shares proposed to be issued to Merriman nor to Hidden Peak have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

