Form 10-Q
period 2013-06-30
American Sands Energy Corp.
filed 2013-08-19
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The issuer had 28,990,715 shares of common stock, $.001 par value, outstanding as of August 14, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2013	2013
Assets
Current assets:
Cash	$56,711	$59,981
Receivables	–	207,046
Prepaid and other current assets	137,805	95,781
Related-party receivable	–	22,324

Total current assets	194,516	385,132

Property and equipment, net	1,839	1,922

Other assets	306,640	306,640

Total assets	$502,995	$693,694

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$575,357	$457,855
Accrued expenses	1,395,228	1,553,106
Current portion of convertible notes payable, net of discount of $273,660 and $0, respectively	1,684,208	–
Current portion of related-party convertible notes payable, net of discount of $85,270 and $0, respectively	1,740,088	–

Total current liabilities	5,394,881	2,010,961

Convertible notes payable, net of discount $0 and $352,317, respectively	–	1,417,115

Related-party convertible notes payable, net of discount of $0 and $109,979, respectively	–	1,714,274

Mineral lease payable	9,760	14,640

Total liabilities	5,404,641	5,156,990

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	–	–
Common stock, $.001 par value: 200,000,000 shares authorized; 28,990,715 shares issued	28,991	28,991
Additional paid-in capital	6,751,292	6,706,565
Deficit accumulated during the development stage	(11,681,929)	(11,198,852)

Total stockholders' deficit	(4,901,646)	(4,463,296)

Total liabilities and stockholders' deficit	$502,995	$693,694

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three	For the Three	Cumulative From
	Months Ended	Months Ended	Inception to
	June 30, 2013	June 30, 2012	June 30, 2013

Revenues	$–	$–	$–

Operating expenses:
Selling, general and administrative	237,615	508,148	8,399,217
Mineral lease	53,135	53,261	1,587,360
Research and development	49,042	79,909	705,856

Total operating expenses	339,792	641,318	10,692,433

Loss from operations	(339,792)	(641,318)	(10,692,433)

Other income (expense):
Interest expense	(143,085)	(139,208)	(1,209,200)
Interest income	–	–	22,985
Other income (expense)	–	–	198,000

Total other income (expense)	(143,085)	(139,208)	(988,215)

Loss before provision for income taxes	(482,877)	(780,526)	(11,680,648)
Provision for income taxes	(200)	–	(1,281)

Net loss	$(483,077)	$(780,526)	$(11,681,929)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted	28,990,715	28,476,522

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended	For The Three Months Ended	Cumulative From Inception through
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(483,077)	$(780,526)	$(11,681,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	84	6,145
Gain on disposal of property and equipment	–	–	(49)
Accretion of debt discount	103,363	80,200	747,683
Straight-line of mineral lease payable	(4,880)	(4,880)	9,760
Stock issued for services	–	–	57,500
Stock-based compensation expense	44,727	174,596	1,564,515
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	207,046	367,902	–
Prepaid and other current assets	(42,024)	28,558	(137,805)
Related-party receivable	22,324	–	–
Reclamation deposit	–	–	(19,065)
Increase (decrease) in operating liabilities:
Accounts payable	117,502	(319,055)	575,357
Accrued expenses	(157,878)	18,815	3,084,214
Accrued interest on convertible debt	39,544	59,009	383,396
Net cash used in operating activities	(153,270)	(375,297)	(5,095,278)
Cash flows from investing activities:
Acquisition of property and equipment	–	–	(8,524)
Disposal of property and equipment	–	–	588
Net cash used in investing activities	–	–	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	–	–	437,000
Proceeds from issuance of convertible notes payable	150,000	–	895,000
Proceeds from issuance of related-party notes payable	–	–	99,000
Proceeds from issuance of common stock and special warrants	–	492,019	2,319,427
Increase in stock offering costs	–	–	(87,575)
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	–	852,759
Principal payments on notes payable	–	–	(65,900)
Net cash provided by financing activities	150,000	492,019	5,159,925
Net increase (decrease) in cash	(3,270)	116,722	56,711
Cash, beginning of the period	59,981	624,300	–
Cash, end of the period	$56,711	$741,022	$56,711

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$12,153
Income taxes paid	$–	$–	$1,050

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$–	$–	$666,780
Convertible note issued for accrued expenses	$–	$–	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$–	$424,266
Common stock issued for stock offering costs	$–	$–	$200,000
Discount on related-party notes payable	$–	$–	$134,053
Shares issued to satisfy deposits to purchase common stock	$–	$710,214	$710,214

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

On December 31, 2011, GRC, a wholly owned non-operating subsidiary of ASEC, was voluntarily dissolved under the Business Corporation Act of the Province of Alberta, Canada. As a result of the dissolution, ASEC assumed all of the outstanding stock of GRI which was the sole asset of GRC at the time of dissolution. References to the “Company” refer to GRC and its wholly owned subsidiary, GRI, prior to the reverse merger on June 3, 2011, and GRC, GRI, and ASEC (the legal parent) subsequent to the reverse merger transaction until December 31, 2011, and GRI and ASEC after December 31, 2011. The Company has not generated revenues from its principal operations and is a development stage company.

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

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of GRC through June 3, 2011, the consolidated operations of GRC and ASEC from June 3, 2011 through the GRC dissolution on December 31, 2011 and the consolidated operations of ASEC and GRI through June 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

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

c) Research and Development

The Company continues to develop additional technology related to its licensed proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development expenses. For the three months ended June 30, 2013 and 2012, the Company incurred costs of $49,042 and $79,909, respectively, for research and development of its technology.

d) Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options, the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For warrants issued to lenders, the Company records the grant-date fair value of the warrants, and any resulting beneficial conversion feature for convertible debt, as a note discount. The discount is then amortized over the term of the convertible debt as non-cash interest expense.

e) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended June 30, 2013 and 2012.

f) Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming the Company is a going concern which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended June 30, 2013 of $483,077 and has an accumulated deficit of $11,681,929 as of June 30, 2013. In addition, the Company estimates it will require approximately $60,000,000 in capital to commence its principal operations.

The Company intends to continue its research and development efforts, but does not have revenues from which to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company is actively seeking additional private and public placements of equity securities.  The Company plans to continue to obtain financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The private and public equity placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing needed to develop its technology and alleviate doubt about its ability to continue as a going concern. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	June 30,	March 31,
	2013	2013
Payroll and benefits	$1,341,489	$1,284,995
Deferred research and development billings	–	178,931
Mineral lease payable	53,539	89,180
Other	200	–

Total accrued expenses	$1,395,228	$1,553,106

Note 5 – Mineral Leases

During 2005, the Company acquired three oil sands mineral leases: (1) an undivided 40% interest in an 1,120-acre parcel, (2) an undivided 20% interest in the same 1,120-acre parcel, and (3) an undivided 16.666% interest in a 640-acre parcel. These leases are located in Carbon County, Utah, have a 6-year life, and require minimum yearly lease payments totaling $224,597. Effective March 31, 2013, the lease terms were extended through 2016 and the annual lease payments increased to $268,915.

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the Chief Executive Officer of the Company, for an additional undivided 5% interest in the 640-acre parcel (for a total 21.666% undivided interest in the 640-acre parcel). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre parcel. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production. Effective March 31, 2013, the payment due date for this lease was extended to July 31, 2013 from January 1, 2013. Effective, July 31, 2013, the lease payment was extended again until September 30, 2013.

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sand ore is mined on their respective property. Through June 30, 2013, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

June 30,
2014	$284,845
2015	276,880
2016	268,915

Total future minimum lease payments	$830,640

Note 6 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $745,000 of convertible notes payable subsequent to the reverse merger. These notes were issued pursuant to a $1,750,000 private offering. As of June 30, 2013, there was $1,515,000 of convertible notes payable outstanding with accrued interest of $298,819. This offering was closed by the Company effective January 31, 2013.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. Through June 30, 2013, the Company granted 3,038,667 warrants in connection with this offering (see Note 9). The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $873,589. The unamortized debt discount was $273,660 and $352,317 as of June 30, 2013 and March 31, 2013, respectively. For the warrants issued, the Company valued the warrant discount using the Black-Scholes pricing model with the following weighted average assumptions:

Assumptions
Dividend yield	–
Weighted average volatility	158.34%
Risk-free interest rate	0.99%
Expected life (years)	2.79

In June 2013, the Company borrowed a combined $150,000 from three individuals. The notes bear interest at 6%, are due by June 30, 2014 and are convertible into the Company’s common stock at the same rate as the Company completes a future offering of $2,000,000 or more.

Note 7 – Convertible Note Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding payable to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. Effective January 1, 2013, the Company modified the terms of the note such that all of the outstanding principal which totaled $214,281 and accrued interest which totaled $20,712 was converted into a new note totaling $234,993 that is non-interest bearing. The Company imputed interest on the new note using a discount rate of 6% and recorded a debt discount of $18,006 which is being amortized over the remaining life of the loan using the interest method. As of June 30, 2013 and March 31, 2013, the carrying balance of the note was $223,539 and $220,221, respectively, net of the unamortized remaining discount. Effective January 1, 2013, the note was modified and the due date was extended to April 30, 2014.

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

Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak Partners LLC (“Hidden Peak”), a related party who is the majority owner of Bleeding Rock. Contemporaneous with the execution of the License Agreement and the Termination Agreement described above, the Company entered into a Gross Royalty Agreement with Bleeding Rock whereby the Company is obligated to pay a royalty equal to 1.5% of the gross receipts from future projects using the technology, excluding the current project in Sunnyside, Utah. The Gross Royalty Agreement was similarly assigned to Hidden Peak.

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. Initially, the note was due one year from the date of the note. The note was subsequently modified and is currently due and payable on April 30, 2014 and is convertible into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. Effective January 1, 2013, the Company further modified the terms of the note such that all of the outstanding principal, which totaled $1,446,551, and accrued interest, which totaled $67,965, were converted into a new note totaling $1,514,516 that is non-interest bearing. The Company imputed interest on the new note using a discount rate of 6% and recorded a debt discount of $116,047 which is being amortized over the remaining life of the loan using the interest method. As of June 30, 2013 and March 31, 2013, the carrying balance of the note was $1,440,700 and $1,419,311, respectively, net of the unamortized remaining discount. The note is due April 30, 2014.

In January 2013, the Company borrowed $74,000 from C-14 Strategies, a company controlled by the Company’s President. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. As of June 30, 2013 and March 31, 2013, the carrying value of the note was $75,849 and $74,742 including accrued interest of $1,849 and $742, respectively.

Note 8 – Common Stock

In March 2012, the Company initiated a private placement to raise an aggregate maximum of $7,000,000 through the sale of up to 140 units at $50,000 per unit. Each unit is composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of June 30, 2013, the Company had sold 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,253,248. As more fully described in Note 9, the Company issued 272,402 warrants in connection with this private placement.

Note 9 – Warrants

The Company has three classes of warrants outstanding; namely, bridge warrants, convertible debt warrants, and private placement warrants.

a)

Bridge Warrants

In connection with the issuance of certain notes payable, the Company granted bridge warrants to the note holders. These bridge warrants give the holder the right to purchase shares of the Company’s common stock at $0.40 per share. All of the bridge warrants remained unexercised and expired during the three months ended June 30, 2013.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

b)

Convertible Debt Warrants

In connection with the Company’s $1,750,000 private convertible note offering (see Note 7), the Company granted warrants to the note holders. These warrants give the holder the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of June 30, 2013 and March 31, 2013, there were 3,038,667 convertible debt warrants outstanding.

c)

Private Placement Warrants

In connection with the Company’s $7,000,000 private placement (see Note 8), the Company granted warrants to the stock purchasers. These warrants give the holder the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of June 30, 2013 and March 31, 2013, there were 272,402 private placement warrants outstanding.

Note 10 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the three months ended June 30, 2013, the Company did not issue any options.

The summary of option activity for the three months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2013	3,662,500	$0.49	4.86
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–
Balance as of June 30, 2013	3,662,500	0.49	4.61

The weighted average grant-date fair value of options granted during the three months ended June 30, 2012 was $1.09.

Outstanding and exercisable options presented by price range as of June 30, 2013 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
0.40	3,087,500	4.75	$0.40	3,087,500	$0.40
0.50	75,000	3.21	0.50	37,500	0.50
0.25	50,000	3.64	0.25	25,000	0.25
1.15	450,000	3.96	1.15	162,500	1.15

$0.25-$1.15	3,662,500	4.61	0.49	3,312,500	0.44

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis. The Company recognized $44,727 and $174,596 of equity-based compensation expenses during the three months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $176,554 of total unrecognized compensation cost with a weighted-average vesting period of approximately 1.00 year.

As of June 30, 2013 and 2012, the intrinsic value of outstanding and vested stock options was as follows:

	June 30,
	2013	2012
Intrinsic value - options outstanding	$503,875	$2,409,375
Intrinsic value - options exercisable	474,250	2,339,063
Intrinsic value - options exercised	–	–

Note 11 – Commitments

Effective January 1, 2013, the Company modified its employment contract with the Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. In addition, the CEO’s salary will accrue until the Company has raised $2,000,000 in a debt or equity financing. At the time the financing is completed, the CEO will receive four months of accrued salary and will begin to be paid monthly. Any remaining unpaid salary in excess of four months’ salary will be converted to common stock under the same terms once the Company has completed a $5,000,000 or more raise. Upon completion of a $10,000,000 or more financing, the CEO’s salary will increase back to $400,000. Unpaid salary from 2011 and prior will be converted to common stock of the Company at $0.50 per share upon the Company closing a financing of $10,000,000 or more. The CEO has also agreed to consult with an accountant or attorney specializing in taxes, and if taxes which may become due in connection with the conversion of such amounts can be deferred until a sale of such shares the CEO will convert such shares at such time. All other terms of the employment agreement remained the same. The term of the employment agreement is in effect through December 31, 2015. As of June 30, 2013 and March 31, 2013, the total accrued commitment was $1,049,350 and $1,070,788, respectively which is included as accrued expenses and selling, general and administrative expenses in the accompanying consolidated financial statements.

On March 31, 2011, the Company entered into an employment agreement with the Chief Operating Officer, replacing all previous employment agreements, that provides for initial compensation at an hourly rate of $175 and expense reimbursements. Upon the completion of a financing by the Company of not less than $10,000,000, his compensation will increase to $300,000 annually plus all other benefits normally provided to an employee. This employment agreement terminates March 31, 2014.

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

Upon completion of the Financing Event, he will also receive 5-year options to purchase 400,000 shares of the Company’s common stock. The options will vest 50% upon the Financing Event and 50% upon the completion of a total of $40,000,000 in equity or debt financing during the term of the agreement. The options will have an exercise price equal to the price per share, or per share equivalent, of the Financing Event. Under his employment agreement, the President is entitled to receive an annual bonus of up to $240,000, at the discretion of the board, to be paid on or before December 15th of each year. As of June 30, 2013, the Financing Event had not been successfully completed and the agreement has not been renewed.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The consulting agreement dated October 1, 2011, between the Company and C14 Strategy (the “Consulting Agreement”), an entity controlled by the President, will remain in force until a Financing Event at which time it will be immediately terminate. Pursuant to the Consulting Agreement, C14 Strategy provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 Strategy is paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or by mutual consent.

Under his employment agreement, the Chief Financial Officer is entitled to receive an annual bonus of up to $120,000, at the discretion of the Board, to be paid on or before December 15th of each year. Effective January 1, 2013, the CFO’s employment agreement was modified and his annual salary was increased to $175,000. The salary will be accrued until the Company completes a debt or equity fund raising of $2,000,000 or more.

Note 12 – Subsequent Events

On July 1, 2013, the Company entered into a consulting contact with Great Bear, LLC (“Great Bear”) to provide corporate advisory and marketing services to the Company. The contract calls for the Company to issue Great Bear 100,000 shares of restricted common stock as consideration for the services to be provided and to pay a one-time $5,000 fee upon completion of an offering of at least $2,000,000. The term of the agreement is for one year.

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

In conjunction with the proposed fund raising by Merriman, Hidden Peak Partners LLC has agreed to subordinate any debt owed to Hidden Peak by the Company to any future debt financing by the Company. Hidden Peak has also agreed in principal to convert its 5% Convertible Promissory Note dated January 24, 2012, into restricted common shares of the Company pursuant to the terms of such Note, subject to satisfactory tax analysis that no federal or state income tax would be triggered on conversion of such note.

Neither the shares proposed to be issued to Merriman nor to Hidden Peak have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Effective July 11, 2013, the Company issued each of its nonexecutive directors options to purchase 125,000 shares of common stock pursuant to the Company’s 2011 Plan. The exercise price of the options will be $0.35 and the options expire five years from the date of grant and vest 1/3 on the date of grant, 1/3 on the first anniversary date and 1/3 on the 2nd anniversary date.

On July 11, 2013, the Company issued to its Chief Operating Officer an option to purchase 185,000 shares of the Company’s common stock pursuant to the Company’s 2011 Plan. The exercise price of the options will be $0.35 and the options expire five years from the date of grant and vest 1/3 on the date of grant, 1/3 on the first anniversary date and 1/3 on the 2nd anniversary date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for a 5,000 barrel per day plant. We initially retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, to complete an engineering and feasibility study with respect to a commercial plant that would produce up to 3,000 barrels of oil per day. We engaged a mining engineering firm to prepare a mine plan and feasibility study. We retained an engineering firm to demonstrate the technology through a new pilot plant. The pilot test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are also proposing to expand the size of the initial Commercial Facility from the 3,000 barrels per day proposed in the AMEC BDR study, to 5,000 barrels per day. We have retained an environmental engineering and consulting firm to assist us in preparing and filing the necessary mine and environmental permits required to operate a large mine. Based on the information from our consultants, we believe that additional financing of approximately $60,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 barrels per day of bitumen.

We have performed lab and pilot plant tests on oil sands from the Utah Green River Formation in which the Sunnyside Project is located to prove the viability of the technology and to understand several key elements in the process. Initial pilot plant test runs were conducted in 2006-2007. We hired AMEC BDR, to witness the initial pilot plant tests and to manage the lab work and review the results. In addition to the initial pilot test, we ran pilot tests on a new system designed by SRS Engineering International from July through September of 2012 and from May through June of 2013. In connection with those tests, we ran oil sands from Utah and Africa to acquire additional information on the efficiency of the solvent in removing the bitumen from the sand, the recovery of solvent from the bitumen and sand, and the overall efficiency and energy use of the system. The current test results are summarized as follows:

—	Virtually all of the bitumen was separated from the sand, leaving the sand “oil” free.

—	The compositional characteristics of the bitumen were not altered by the process; therefore, management believes the bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.

—	The sand product contained less than 2 ppm of solvent residue, presents no environmental liability, and can be returned to the mine site or sold.

—	Solvent losses to the bitumen product were insignificant. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs should be minimal.

—	The composition and properties of the solvent recovered by the process were not altered by the process; therefore, the solvent should be recycled through the process without further conditioning or processing.

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

Business Developments

During the first fiscal quarter, we continued testing of our pilot facility. We ran oil sands ore from our site at Sunnyside, ore from other locations in the Green River formation, and ore from the Congo. The results continue to be satisfactory and to validate our technology.

Effective July 11, 2013, the Company entered into a financial advisory agreement with Merriman Capital, Inc. ("Merriman"), a wholly owned subsidiary of Merriman Holdings, Inc. (OTCQX: MERR). The agreement is for a 12-month period and the Company has agreed to issue to Merriman 300,000 shares of restricted common stock in consideration for its services. Under the agreement, Merriman will advise the Company on strategic initiatives to increase shareholder value, analyze the Company’s operating projections and market conditions and provide the Company with recommendations for the proper positioning of the Company with potential investors. Merriman will also assist the Company in raising its next round of capital.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Notes 2 and 3 to our unaudited financial statements included in this Form 10-Q for the quarter ended June 30, 2013, for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, negative working capital (current liabilities exceed current assets), and negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the quarter ended June 30, 2013 of $483,077 and has an accumulated deficit of $11,681,929 as of June 30, 2013. In addition, the Company will require approximately $60,000,000 to fund capital expenditures to commence principal operations.

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

Results of Operations

Three Months Ended June 30, 2013 compared to June 30, 2012

During the three months ended June 30, 2013, the Company incurred a net loss of $483,077 compared to a net loss of $780,526 for the three months ended June 30, 2012. During the three months ended June 30, 2013, operating expenses were $339,792, which represented a 47% decrease, compared to the three months ended June 30, 2012 when we incurred operating expenses of $641,318. Selling, general and administrative expenses decreased by 53% from $508,148 during the three months ended June 30, 2012 to $237,615 during the three months ended June 30, 2013. Non-cash stock compensation expense decreased by $129,869 from $174,596 for the three months ended June 30, 2012 to $44,727 for the three months ended June 30, 2013. Expenses for salaries and benefits decreased by $49,348 to $84,492 for the three months ended June 30, 2013 from $133,840 for the three months ended June 30, 2012 as a result of cost cutting measures implemented by the Company during the fourth quarter of fiscal year 2013. Current quarter expenses for professional services and financing decreased by $37,422 and $66,221, respectively, from the prior year which represented decreases of 51% and 130%. Overall expenses in the current period are lower because of management cutting expenses wherever possible due the Company’s limited funding resources. Once the Company is funded, going forward, the Company believes that the obligations placed upon it as a result of growth coupled with its reporting requirements under SEC rules and regulations will result in operating expenses increasing.

During the three months ended June 30, 2013, the Company incurred $49,042 of research and development expenses which represented a 38% decrease from the $79,909 of research and development expenses incurred during the three months ended June 30, 2012. The Company reduced its research and development activities due to its limited funding. Research and development expenses incurred are for engineering and related expenses incurred to obtain the necessary licenses and permits for the Company to develop its mining assets. In addition, the Company incurred expenses to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand.

Interest expense increased to $143,085 for the three months ended June 30, 2013 as compared to $139,208 for the three months ended June 30, 2012. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during the first quarter coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash of $56,711 and negative working capital of $5,200,365. As of June 30, 2013, the Company had total liabilities of $5,404,641. As of June 30, 2013, the Company’s total assets were $502,995 consisting of cash, prepaid and other current assets property and equipment, and other assets.

The Company has established a resource position, a working knowledge of the process technology and an initial list of environmental and other permits required to build a commercial plant. Additional work to be completed as part of the project development phase includes:

1.	Final mine planning and civil engineering for the Sunnyside Project.

2.	Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.

3.	Determination of technical and economic parameters for the commercial scale use of the process, including engineering.

4.	Completion of environmental and permitting work for the commercial facility.

5.	Receipt of federal and state regulatory agency approval for the commercial facility.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2013, we did not engage in any off-balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

As a smaller reporting company, we have elected not to provide the disclosure required by this item. Notwithstanding, see Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on July 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2013, the Company entered into Convertible Promissory Notes (the “Notes”) which required disclosure under Items 1.01 and 2.03 of Form 8-K on or before May 27, 2013. The holders of the Notes are Elizabeth Harley Swindells Trust, Philip Edward Swindells Trust, and William Evans Swindells Trust (the “Note Holders”) for a total of $150,000. The Notes bear interest at 6%, are due by June 30, 2014, and will convert into the Company’s common stock upon the completion of a financing of $2,000,000 or more (the “Financing”). The conversion rate will be at the same rate of the Financing. Any amount which is not paid when due will bear interest at a rate of 12% per annum commencing 15 days after the due date until paid. The Notes are included as exhibits to this report. The above Notes were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. At the time of the Issuance of the Notes, the Company had a reasonable belief that each of the Note Holders was an accredited investor as defined in Regulation D and obtained such securities without a view to distribution of the same. No selling commissions or underwriting fees were paid in connection with any of these transactions.

On January 13, 2013, the Company entered into a Convertible Promissory Note (the “Convertible Note”) which required disclosure under Items 1.01 and 2.03 of Form 8-K on or before January 17, 2013. The holder of the Convertible Note is C14 Strategies LLC (the “Holder”) for $74,000. The Holder is an entity controlled by Andrew Rosenfeld, the former President and a shareholder of the Company. In addition, the Company currently has engaged the Holder as a consultant. The Convertible Note bears interest at 6%, is due by June 30, 2014, and will convert into the Company’s common stock upon the completion of the Financing (as defined above). The conversion rate will be at the same rate of the Financing. Any amount which is not paid when due will bear interest at a rate of 12% per annum commencing 15 days after the due date until paid. The Convertible Note is included as exhibit to this report. The above Convertible Note was issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. At the time of the Issuance of the Convertible Note, the Company had a reasonable belief that each of the Holder was an accredited investor as defined in Regulation D and obtained such securities without a view to distribution of the same. No selling commissions or underwriting fees were paid in connection with this transaction.

Item 5. Other Information

The disclosure set forth in Item 2 of this Quarterly Report on Form 10-Q is incorporated by reference in this Item 5.

Item 6. Exhibits

The following exhibits are furnished with this report:

10.1	Elizabeth Harley Swindells Trust Convertible Promissory Note dated May 21, 2013
10.2	Philip Edward Swindells Trust Convertible Promissory Note dated May 21, 2013
10.3	William Evans Swindells Trust Convertible Promissory Note dated May 21, 2013
10.4	C14 Convertible Promissory Note dated January 13, 2013
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: August 19, 2013	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

