Form 10-Q
period 2013-09-30
American Sands Energy Corp.
filed 2013-11-19
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The issuer had 29,926,419 shares of common stock, $.001 par value, outstanding as of November 11, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2013	2013
Assets

Current assets:
Cash	$32,435	$59,981
Receivables	–	207,046
Prepaid and other current assets	82,292	95,781
Related-party receivable	–	22,324

Total current assets	114,727	385,132

Property and equipment, net	1,755	1,922

Other assets	210,747	306,640

Total assets	$327,229	$693,694

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$624,063	$457,855
Accrued expenses	422,898	1,553,106
Current portion of note payable	17,548	–
Current portion of convertible notes payable, net of discount of $194,139 and $0, respectively	1,804,185	–
Current portion of related-party convertible notes payable, net of discount of $8,047 and $0, respectively	357,253	–

Total current liabilities	3,225,947	2,010,961

Convertible notes payable, net of discount $0 and $352,317, respectively	–	1,417,115

Related-party convertible notes payable, net of discount of $0 and $109,979, respectively	–	1,714,274

Mineral lease payable	4,881	14,640

Total liabilities	3,230,828	5,156,990

Commitments and contingencies (Notes 5, 6, 7, and 11)

Stockholders' deficit:
Preferred stock, $.001 par value: 10,000,000 shares authorized; no shares issued	–	–
Common stock, $.001 par value: 200,000,000 shares authorized; 29,365,715 and 28,990,715 shares issued and outstanding, respectively	29,366	28,991
Additional paid-in capital	9,540,875	6,706,565
Deficit accumulated during the development stage	(12,473,840)	(11,198,852)

Total stockholders' deficit	(2,903,599)	(4,463,296)

Total liabilities and stockholders' deficit	$327,229	$693,694

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three	For the Three	For the Six	For the Six	Cumulative From
	Months Ended	Months Ended	Months Ended	Months Ended	Inception to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenues	$–	$–	$–	$–	$–

Operating expenses:
Selling, general and administrative	591,614	424,878	829,229	933,026	8,990,831
Mineral lease	53,136	106,255	106,271	186,164	1,640,496
Research and development	–	53,261	49,042	106,522	705,856

Total operating expenses	644,750	584,394	984,542	1,225,712	11,337,183

Loss from operations	(644,750)	(584,394)	(984,542)	(1,225,712)	(11,337,183)

Other income (expense):
Interest expense	(147,061)	(139,179)	(290,146)	(278,387)	(1,356,261)
Interest income	–	–	–	–	22,985
Other income (expense)	–	–	–	–	198,000

Total other income (expense)	(147,061)	(139,179)	(290,146)	(278,387)	(1,135,276)

Loss before provision for income taxes	(791,811)	(723,573)	(1,274,688)	(1,504,099)	(12,472,459)
Provision for income taxes	(100)	–	(300)	–	(1,381)

Net loss	$(791,911)	$(723,573)	$(1,274,988)	$(1,504,099)	$(12,473,840)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.05)

Weighted average common shares outstanding - basic and diluted	29,308,023	28,784,873	29,149,369	28,636,575

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended September 30, 2013 (Unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance as of March 31, 2013	28,990,715	$28,991	$6,706,565	$(11,198,852)	$(4,463,296)

Stock-based compensation	–	–	191,434	–	191,434

Shares issued for stock offering costs at $0.35 per share	375,000	375	130,875	–	131,250

Payroll obligations exchanged for warrants	–	–	1,049,350	–	1,049,350

Related-party debt exchanged for warrants	–	–	1,462,651	–	1,462,651

Net loss	–	–	–	(1,274,988)	(1,274,988)

Balance as of September 30, 2013	29,365,715	$29,366	$9,540,875	$(12,473,840)	$(2,903,599)

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the	For The	Cumulative From
	Six Months Ended	Six Months Ended	Inception through
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(1,274,988)	$(1,504,099)	$(12,473,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	167	168	6,229
Gain on disposal of property and equipment	–	–	(49)
Accretion of debt discount	208,243	159,721	852,563
Straight-line of mineral lease rents	(9,759)	(9,760)	4,881
Stock issued for services	–	57,500	57,500
Stock-based compensation expense	191,434	219,358	1,711,222
Stock offering costs	227,143	–	227,143
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	207,046	382,500	–
Prepaid and other current assets	13,489	101,676	(82,292)
Related-party receivable	22,324	–	–
Reclamation deposit	–	–	(19,065)
Increase (decrease) in operating liabilities:
Accounts payable	166,208	(333,004)	624,063
Accrued expenses	(80,858)	10,912	3,161,234
Accrued interest on convertible debt and note payable	81,623	118,666	425,475
Net cash used in operating activities	(247,928)	(796,362)	(5,189,936)
Cash flows from investing activities:
Acquisition of property and equipment	–	–	(8,524)
Disposal of property and equipment	–	–	588
Net cash used in investing activities	–	–	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	19,610	–	456,610
Proceeds from issuance of convertible notes payable	53,000	–	798,000
Proceeds from issuance of related-party notes payable	150,000	–	249,000
Proceeds from issuance of common stock and special warrants	–	492,019	2,319,427
Decrease (increase) in stock offering costs	–	–	(87,575)
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	–	852,759
Principal payments on notes payable	(2,228)	–	(68,128)
Net cash provided by financing activities	220,382	492,019	5,230,307
Net increase (decrease) in cash	(27,546)	(304,343)	32,435
Cash, beginning of the period	59,981	624,300	–
Cash, end of the period	$32,435	$319,957	$32,435

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$12,153
Income taxes paid	$–	$–	$1,050

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable to common stock	$–	$–	$666,780
Convertible note issued for accrued expenses	$–	$–	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$–	$424,266
Common stock issued for stock offering costs	$131,250	$–	$331,250
Discount on related-party notes payable	$–	$–	$134,053
Shares issued to satisfy deposits to purchase common stock	$–	$710,214	$710,214
Related-party convertible note payable exchanged for warrants	$1,462,651	$–	$1,462,651
Warrants issued to satisfy payroll liabilities	$1,049,350	$–	$1,049,350

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

The Company has acquired rights to approximately 1,760 acres of prime oil sand deposits in the Sunnyside area of Utah. Prior to January 24, 2012, the Company had licensed proprietary extraction technology with Bleeding Rock, LLC (“Bleeding Rock”), which had an exclusive license to a bitumen and hydrocarbon extraction process to separate oil and other hydrocarbons from sand, dirt and other substances. Our Chief Executive Officer is the manager of Bleeding Rock and has an indirect ownership interest therein.

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, the Company terminated its operating agreement with Bleeding Rock under which Bleeding Rock had licensed rights to use similar technology to GRI. The License Agreement also designates the Company as an “authorized agent” in representing the owner of the technology in future projects. The Chief Executive Officer, a director, and principal stockholder of the Company, is the manager of Bleeding Rock and has an indirect ownership therein. The term of the License Agreement is for 20 years and thereafter so long as production of products using the technology is commercially and economically feasible.

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

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of GRC through June 3, 2011, the consolidated operations of GRC and ASEC from June 3, 2011 through the GRC dissolution on December 31, 2011 and the consolidated operations of ASEC and GRI through September 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

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

e) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and six months ended September 30, 2013 and 2012.

f) Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification (“ASC”). These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance on when to classify an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for: (1) a net operating loss carryforward, (2) a similar tax loss, or (3) a tax credit carryforward in the financial statements. Otherwise, such an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be classified in the financial statements as a liability. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming the Company is a going concern which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has no revenues, has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended September 30, 2013 of $791,911 and has an accumulated deficit of $12,473,840 as of September 30, 2013. In addition, the Company estimates it will require approximately $75,000,000 in capital to commence its principal operations.

The Company intends to continue its research and development efforts, but does not have revenues from which to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company is actively seeking additional private and public placements of equity and/or debt securities.  The Company plans to continue to obtain financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The private and public equity placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing needed to develop its technology and alleviate doubt about its ability to continue as a going concern. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	September 30,	March 31,
	2013	2013
Payroll and benefits	$367,268	$1,284,995
Deferred research and development billings	–	178,931
Mineral lease payable	55,530	89,180
Other	100	–

Total accrued expenses	$422,898	$1,553,106

On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation of the Company’s CEO in the amount of $1,049,350. The warrants have a 10-year term and an exercise price of $.01 (see Note 9).

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 – Mineral Leases

During 2005, the Company acquired three oil sands mineral leases: (1) an undivided 40% interest in a 1,120-acre parcel, (2) an undivided 20% interest in the same 1,120-acre parcel, and (3) an undivided 16.666% interest in a 640-acre parcel. These leases are located in Carbon County, Utah, have a 6-year life, and require minimum yearly lease payments totaling $224,597. Effective March 31, 2013, the lease terms were extended through 2016 and the annual lease payments increased to $268,915.

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the Chief Executive Officer of the Company, for an additional undivided 5% interest in the 640-acre parcel (for a total 21.666% undivided interest in the 640-acre parcel). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre parcel. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and is scheduled to terminate by October 2015 if the property has not reached commercial production. Effective October 31, 2013, the payment due date for this lease was extended to December 31, 2013.

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sand ore is mined on their respective property. Through September 30, 2013, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

September 30,
2014	$284,845
2015	276,880
2016	268,915

Total future minimum lease payments	$830,640

Note 6 – Convertible Notes Payable

As a result of the reverse merger, the Company assumed convertible notes payable of $770,000 on June 3, 2011. In addition, the Company has issued $745,000 of convertible notes payable subsequent to the reverse merger. These notes were issued pursuant to a $1,750,000 private offering. As of September 30, 2013, there was $1,515,000 of convertible notes payable outstanding with accrued interest of $330,389. This offering was closed by the Company effective January 31, 2013.

The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. Through September 30, 2013, the Company granted 3,038,667 warrants in connection with this offering (see Note 9). The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $873,589. The unamortized debt discount was $194,139 and $352,317 as of September 30, 2013 and March 31, 2013, respectively.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2013, the Company borrowed a combined $150,000 from three individuals. The notes bear interest at 6%, are due by June 30, 2014 and are convertible into the Company’s common stock at the same rate as the Company completes a future offering of $2,000,000 or more. On November 7, 2013, the notes and accrued interest were converted into Series A preferred shares as a result of the Series A Preferred Offering, resulting in 109,908 shares of Series A preferred shares being issued, together with warrants to purchase 109,908 common shares at $0.45 per share and warrants to purchase 109,908 common shares at $0.70 per share (see Note 12).

Note 7 – Convertible Notes Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding payable to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. Effective January 1, 2013, the Company modified the terms of the note such that all of the outstanding principal which totaled $214,281 and accrued interest which totaled $20,712 were converted into a new note totaling $234,993 that is non-interest bearing. The Company imputed interest on the new note using a discount rate of 6% and recorded a debt discount of $18,006 which is being amortized over the remaining life of the loan using the interest method. As of September 30, 2013 and March 31, 2013, the carrying balance of the note was $226,946 and $220,221, respectively, net of the unamortized remaining discount. Effective January 1, 2013, the note was modified and the due date was extended to April 30, 2014. On October 10, 2013, the Company issued 535,704 shares of common stock as full satisfaction of the obligation (see Note 12).

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

Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak Partners LC (“Hidden Peak”), a related party and member of Bleeding Rock. Contemporaneous with the execution of the License Agreement and the Termination Agreement described above, the Company entered into a Gross Royalty Agreement with Bleeding Rock whereby the Company is obligated to pay a royalty equal to 1.5% of the gross receipts from future projects using the technology, excluding the current project in Sunnyside, Utah. The Gross Royalty Agreement was similarly assigned to Hidden Peak.

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

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for the note and simultaneously canceled the note. The warrants have a 10-year term and an exercise price of $.01. As of September 30, 2013 and March 31, 2013, the carrying balance of the note was $0 and $1,419,311, respectively, net of the unamortized remaining discount.

In January 2013, the Company borrowed $74,000 from C14 Strategies, a company controlled by the Company’s former President. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. As of September 30, 2013 and March 31, 2013, the carrying value of the note was $76,968 and $74,742 including accrued interest of $1,849 and $742, respectively. On November 7, 2013, the note and accrued interest were converted into Series A preferred shares as a result of the Series A Preferred Offering, resulting in 55,307 shares of Series A preferred shares being issued, together with warrants to purchase 55,307 common shares at $0.45 per share and 55,307 common shares at $0.70 per share (see Note 12).

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2013, the Company borrowed $53,000 from Bleeding Rock, a company controlled by the Company’s CEO. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. As of September 30, 2013, the carrying value of the note was $53,340 including accrued interest of $340. On November 7, 2013, the note and accrued interest were converted into Series A preferred shares as a result of our Series A preferred Offering, resulting in 38,336 shares of Series A preferred shares being issued, together with warrants to purchase 38,336 common shares at $0.45 per share and 38,336 common shares at $0.70 per share (see Note 12).

Note 8 – Common Stock

On July 1, 2013, the Company entered into a consulting agreement with Great Bear, LLC (“Great Bear”) to provide corporate, advisory, and marketing services to the Company. The agreement calls for the Company to issue Great Bear 100,000 shares of restricted common stock as consideration for the services to be provided and to pay a one-time $5,000 fee upon completion of an offering of at least $2,000,000. The term of the agreement is for one year. In connection with the Series A preferred stock offering, the Company issued 75,000 shares to Great Bear on July 15, 2013 and the balance of the shares was issued on November 6, 2013.

Effective July 11, 2013, the Company entered into a financial advisory agreement (the “Merriman Agreement”) with Merriman Capital, Inc. ("Merriman"), a wholly owned subsidiary of Merriman Holdings, Inc. (OTCQX: MERR). The Merriman Agreement is for a 12-month period and during the three months ended September 30, 2013, the Company issued 300,000 shares of restricted common stock to Merriman in connection with the Series A preferred stock offering. Under the Merriman Agreement, Merriman will advise the Company on strategic initiatives to increase shareholder value, analyze the Company’s operating projections and market conditions and provide the Company with recommendations for the proper positioning of the Company with potential investors. Merriman will also assist the Company in raising its next round of capital. The Company has agreed that Merriman will have unlimited "piggyback" registration rights for a period of three years after the issuance of the shares at the Company's expense (provided that such rights shall not apply to a public offering of the Company’s common stock upon any underwriter’s reasonable assertion in writing that the inclusion of such stock in a public offering would materially impair the marketability of such public offering).

Neither the shares issued to Merriman or to Great Bear have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In March 2012, the Company initiated a private placement to raise an aggregate maximum of $7,000,000 through the sale of up to 140 units at $50,000 per unit. Each unit is composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. As of September 30, 2013, the Company had sold 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,253,248. As more fully described in Note 9, the Company issued 272,402 warrants in connection with this private placement.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 – Warrants

The Company has issued four classes of warrants; namely, bridge warrants, convertible debt warrants, private placement warrants, and debt exchange warrants.

a)

Bridge Warrants

In connection with the issuance of certain notes payable, the Company granted bridge warrants to the note holders. These bridge warrants give the holders the right to purchase shares of the Company’s common stock at $0.40 per share. All of the bridge warrants are expired as of September 30, 2013.

b)

Convertible Debt Warrants

In connection with the Company’s $1,750,000 convertible note private offering (see Note 7), the Company granted warrants to the note holders. These warrants give the holders the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. As of September 30, 2013 and March 31, 2013, there were 3,038,667 convertible debt warrants outstanding.

c)

Private Placement Warrants

In connection with the Company’s $7,000,000 private placement (see Note 8), the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of September 30, 2013 and March 31, 2013, there were 333,571 private placement warrants outstanding of which 61,169 were issued to brokers associated with the transaction.

d)

Debt Exchange Warrants

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for a related party convertible note payable (see Note 7) and simultaneously canceled the note. On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 for a 10-year period.

Note 10 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the three months ended September 30, 2013, the Company issued 760,000 options under the 2011 Plan.

The summary of option activity for the six months ended September 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2013	3,662,500	$0.49	4.73
Granted	760,000	0.35	4.79
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–
Balance as of September 30, 2013	4,422,500	0.47	4.48

The weighted average grant-date fair value of options granted during the six months ended September 30, 2013 was $0.35.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Outstanding and exercisable options presented by price range as of September 30, 2013 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
0.40	3,087,500	4.50	$0.40	3,087,500	$0.40
0.50	75,000	2.96	0.50	56,250	0.50
0.25	50,000	3.38	0.25	25,000	0.25
1.15	450,000	3.71	1.15	150,000	1.15
0.35	685,000	4.78	1.15	456,667	0.35
0.35	75,000	4.89	1.15	56,250	0.35

$0.25-$1.15	4,422,500	4.43	0.47	3,831,667	0.42

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis. The Company recognized $191,434 and $219,358 of equity-based compensation expense during the six months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $288,348 of total unrecognized compensation cost with a weighted-average vesting period of approximately 1.50 years.

As of September 30, 2013 and 2012, the intrinsic values of outstanding and vested stock options were as follows:

	September 30,
	2013	2012
Intrinsic value - options outstanding	$4,000	$2,409,375
Intrinsic value - options exercisable	2,000	2,339,063
Intrinsic value - options exercised	–	–

Note 11 – Commitments

Effective January 1, 2013, the Company modified its employment contract with the Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. In addition, the CEO’s salary will accrue until the Company has raised $2,000,000 in a debt or equity financing. At the time the financing is completed, the CEO will receive four months of accrued salary and will begin to be paid monthly. Any remaining unpaid salary in excess of four months’ salary will be converted to common stock under the same terms once the Company has completed a $5,000,000 or more equity raise. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share (see Note 9). The term of the employment agreement is in effect through December 31, 2015. As of September 30, 2013 and March 31, 2013, the total accrued commitment for past wages was $0 and $1,070,788, respectively, which is included as accrued expenses in the accompanying consolidated financial statements.

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

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The consulting agreement dated October 1, 2011, between the Company and C14 Strategies (the “Consulting Agreement”), an entity controlled by the former President, will remain in force until a Financing Event at which time it will be immediately terminate. Pursuant to the Consulting Agreement, C14 Strategies provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 Strategies is paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or by mutual consent.

On February 16, 2012, the Company entered into an employment agreement with the Chief Financial Officer. The agreement is terminable by either party upon 30 days’ notice. Under his employment agreement, the Chief Financial Officer is entitled to receive an annual bonus of up to $120,000, at the discretion of the Board, to be paid on or before December 15th of each year. Effective January 1, 2013, the CFO’s employment agreement was modified and his annual salary was increased to $175,000. The salary will be accrued until the Company completes a debt or equity fund raising of $2,000,000 or more. At the time the financing is completed, the CFO will receive four months of accrued salary and will begin to be paid monthly. Any remaining unpaid salary in excess of four months’ salary will be converted to common stock under the same terms once the Company has completed a $5,000,000 or more capital raise.

Note 12 – Subsequent Events

On October 10, 2013, the Company converted its convertible promissory note owed to Bleeding Rock into 535,704 shares of the Company’s common stock as full satisfaction of the obligation.

On November 6, 2013, the Company issued 25,000 shares of common stock to Great Bear in connection with its consulting agreement with Great Bear more fully described in Note 8.

On November 6, 2013, the Company raised $625,000 from the sale of Series A preferred stock and warrants for shares of common stock. Series A preferred stock holders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A preferred stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon. The Company is planning to use the proceeds to complete required test drilling at its Sunnyside site location in order to get the project permitted and for general corporate purposes.

On November 7, 2013, the $74,000 note payable to C14 Strategies was converted, along with accrued interest, into Series A preferred stock, resulting in 55,307 shares of Series A preferred shares being issued, together with warrants to purchase 55,307 shares at $0.45 per share and warrants to purchase an additional 55,307 shares at $0.70 per share.

On November 7, 2013, the $53,000 note payable to Bleeding Rock, was converted, along with accrued interest, into Series A preferred stock, resulting in 38,336 shares of Series A preferred being issued, together with warrants to purchase 38,336 shares at $0.45 per share and warrants to purchase an additional 38,336 shares at $0.70 per share.

On November 7, 2013, the $150,000 notes payable to three individuals were converted, along with accrued interest, into Series A preferred stock, resulting in 109,908 shares of Series A preferred shares being issued, together with warrants to purchase 109,908 shares at $0.45 per share and warrants to purchase an additional 109,908 shares at $0.70 per share.

On November 16, 2013, the Company entered into an Addendum to the Hydrocarbon and Mineral Lease with William Gibbs dated October 2009. Under the Addendum, the payment due on October 31, 2013 was waived, and is now due on December 31, 2013 and the term was extended to December 31, 2016. Mr. Gibbs is a relative of the CEO.

On November 18, 2013, the Company entered into an Amended and Restated License, Development and Engineering Agreement with Universal Oil Recovery LLC (“Amendment”). The Amendment amends and restates the License, Development and Engineering Agreement dated as of January 24, 2012 (the “Original Agreement”). Pursuant to the terms of the Amendment, the previous royalties of 75% on projects outside of Utah and the minimum royalty of $1,000,000 per year on such agreements have been eliminated. Pursuant to the Amendment, the Company will now pay royalties on projects outside of Utah of 15% of the net fees (net of all costs other than G&A) collected by the Company on any license of the technology. In addition, the $25,000 per month management fee is eliminated until a permanent financing is closed (minimum of $25 million), at which time the payment will be reinstated. In consideration of the amendment, the Company has agreed to issue to Universal Oil Recovery LLC, 575,000 warrants to purchase common stock of the Company for $0.01 per share, exercisable for ten years. The Company has also agreed to the following license fee payments to UOR:

1.	$25,000 upon execution of this Amended Agreement;
2.	$25,000 upon the Company raising not less than $500,000 in equity or debt from the date of the Amendment;
3.	$25,000 upon the Company raising not less than $1,000,000 in equity or debt from the Amendment;
4.	$50,000 upon the Company of ASEC raising not less than $2,000,000 in equity or debt from the date hereof.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, our ability to secure adequate funding or to secure funding on favorable terms, scaling up facilities based on pilot plant testing, the cyclicality of the oil industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Overview

American Sands Energy Corp. (“ASEC” or the “Company”) is a development stage company that proposes to engage in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

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

To date, we have acquired extensive bitumen resources, have successfully operated a pilot plant using our process technology on oil sands ore from our bitumen resources and have initiated applications for mining, environmental and other permits required to build a commercial plant (the “Commercial Facility”). Additional work to be completed as part of the project development phase is dependent upon obtaining necessary funding and includes the following plans:

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

As of November 6, 2013, the Company raised $625,000 from the sale of Series A preferred stock and we are continuing the offering until the earlier of December 31, 2013 or until $2 million in gross proceeds is received. The Company is planning to use the proceeds to complete required test drilling at its Sunnyside site location in order to get the project permitted and for general corporate purposes. Contemporaneously with the pursuit of the permitting of the project, we intend to finalize engineering and equipment for a 5,000 barrel per day plant. We initially retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, to complete an engineering and feasibility study with respect to a commercial plant that would produce up to 3,000 barrels of oil per day. We engaged a mining engineering firm to prepare a mine plan and feasibility study. We retained an engineering firm to demonstrate the technology through a new pilot plant. The pilot test runs resulted in removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are also proposing to expand the size of the initial Commercial Facility from the 3,000 barrels per day proposed in the AMEC BDR study, to 5,000 barrels per day. We have retained an environmental engineering and consulting firm to assist us in preparing and filing the necessary mine and environmental permits required to operate a large mine. Based on the information from our consultants, we believe that additional financing of approximately $75,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 barrels per day of bitumen.

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

We anticipate initially that our entire estimated output of 5,000 barrels per day (“bbl/d) will be delivered to refineries located in the Salt Lake City area with one to two refiners as our customer(s). As we develop new facilities with a view to expanding production to 50,000 bbl/d, we will evaluate supplying product to multiple refineries and more distant locations versus Salt Lake City, based on price and transportation costs.

Business Developments

During the second quarter of the current fiscal year ending March 31, 2014, we had the following major developments:

•	The Company continued to focus on reducing expenses and eliminating debt from its balance sheet. During the quarter, the Company exchanged warrants to purchase 5,520,000 shares of the Company’s common stock for a related party note and payroll obligations totaling $2,512,001 and subsequently cancelled the notes and payroll obligations.

•	The Company worked on raising additional capital. As more fully described in Note 12 to the condensed consolidated financial statements, the Company raised $625,000 from the sale of Series A preferred stock. With this capital, the Company plans to drill test wells to enable the Company to obtain a mining permit for its project as well as reduce outstanding payables.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Notes 2 and 3 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has no revenues, has incurred substantial losses from operations, has negative working capital (current liabilities exceed current assets), and has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the quarter ended September 30, 2013 of $791,911 and has an accumulated deficit of $12,473,840 as of September 30, 2013. As of November 6, 2013, the Company raised $625,000 from the sale of Series A preferred stock and is continuing the offering until the earlier of December 31, 2013 or until $2 million in gross proceeds are received. The Company is planning to use the proceeds to complete required test drilling at its Sunnyside site location in order to get the project permitted and for general corporate purposes. In addition, the Company will require approximately $75,000,000 to fund capital expenditures to commence principal operations.

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

Results of Operations

Three Months Ended September 30, 2013 compared to September 30, 2012

During the three months ended September 30, 2013, the Company incurred a net loss of $791,911 compared to a net loss of $723,573 for the three months ended September 30, 2012. During the three months ended September 30, 2013, operating expenses were $644,750, which represented a 10.3% increase, compared to the three months ended September 30, 2012 when we incurred operating expenses of $584,394. Selling, general and administrative expenses increased by 39.2% from $424,878 during the three months ended September 30, 2012 to $591,614 during the three months ended September 30, 2013. Non-cash stock compensation expense decreased by $27,924 from $219,358 for the three months ended September 30, 2012 to $191,434 for the three months ended September 30, 2013. Expenses for salaries and benefits decreased by $27,327 to $71,991 for the three months ended September 30, 2013 from $99,318 for the three months ended September 30, 2012 as a result of cost cutting measures implemented by the Company during the fourth quarter of the fiscal year ended March 31, 2013. Overall expenses in the current period are higher because of increased costs associated with the Company’s efforts to raise capital. The Company incurred an increase in financing fees of $290,367 for the quarter. These costs related to failed offerings that did not result in any funds being raised by the Company. A significant amount of these costs related to non-cash costs for common stock issued to investment advisors. Once the Company is funded, going forward, the Company believes that the obligations placed upon it as a result of growth coupled with its reporting requirements under SEC rules and regulations will result in operating expenses increasing.

During the three months ended September 30, 2013, the Company incurred $0 of research and development expenses compared to $53,261 for the three months ended September 30, 2012. The Company reduced its research and development activities due to its limited funding. Research and development expenses incurred are for engineering and related expenses incurred to obtain the necessary licenses and permits for the Company to develop its mining assets. In addition, the Company has incurred expenses to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand.

Interest expense increased to $147,061 for the three months ended September 30, 2013 as compared to $139,179 for the three months ended September 30, 2012. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during the current year coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Six Months Ended September 30, 2013 compared to September 30, 2012

During the six months ended September 30, 2013, the Company incurred a net loss of $1,274,988 compared to a net loss of $1,504,099 for the six months ended September 30, 2012. During the six months ended September 30, 2013, our operating expenses were $984,582 which represented a 19.7% decrease, compared to operating expenses of $1,225,712 for the six months ended September 30, 2012. Current year operating expenses included research and development costs of $49,042 for the six months ended September 30, 2013 compared to $106,522 for the six months ended September 30, 2012. These costs related to the Company developing its technology and mining plans. Selling, general and administrative expenses decreased to $829,229 for the six months ended September 30, 2013 from $933,026 for the six months ended September 30, 2012. Additional decreases in selling, general and administrative expenses were from decreased salaries and benefits from the Company’s cost cutting measures implemented during the current year coupled with decreased costs for professional fees, management fees and stock based compensation. These cost decreases were partially offset, by increases for financing fees which consisted primarily of non-cash costs for common stock issued to certain investment advisors. These costs related to failed offerings that did not result in any funds being raised by the Company. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under the Exchange Act will continue to result in our operating expenses increasing.

Interest expense increased to $290,146 for the six months ended September 30, 2013 as compared to $278,387 for the six months ended September 30, 2012. The increase in interest expense is due to the Company having increased debt as a result of the convertible notes payable issued during the six months ended September 30, 2013 coupled with higher non-cash interest expense as a result of amortization of warrants issued in connection with the convertible notes payable.

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash of $32,435 and negative working capital of $3,111,220. As of September 30, 2013, the Company had total liabilities of $3,230,828. As of September 30, 2013, the Company’s total assets were $327,229 consisting of cash, prepaid and other current assets, property and equipment, and other assets.

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

The Company requires additional funding to complete these items. This funding is expected to be raised through a private or public offering of common stock. Upon completion of the financing, the Company will be in a position to initiate items 1 through 5 above. As of November 6, 2013, the Company raised $625,000 from the sale of Series A preferred stock and we are continuing the offering until the earlier of December 31, 2013 or until $2 million in gross proceeds is received. The Company is planning to use the proceeds to complete required test drilling at its Sunnyside site location in order to finalize and file permits and for general corporate purposes. Further financing of approximately $75,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that the Company believes will produce approximately 5,000 barrels per day of bitumen.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the Company borrowed $53,000 from Bleeding Rock, a company controlled by the Company’s CEO. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing.

On July 15, 2013, the Company issued 75,000 shares of common stock to Great Bear, LLC as consideration for services to be provided under a consulting agreement.

On July 15, 2013, the Company issued 300,000 shares of common stock to Merriman Capital, Inc. as consideration for services to be provided under a financial advisory agreement.

The above note and shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. At the time of the issuance of the note and shares, the Company had a reasonable belief that the note holder and the grantee were accredited investors as defined in Regulation D and obtained such securities without a view to distribution of the same. No selling commissions or underwriting fees were paid in connection with any of these transactions.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

Item 6. Exhibits

The following exhibits are furnished with this report:

10.1*	Warrant Agreement with William Gibbs
10.2*	Warrant Agreement with Hidden Peak Partners LC
10.3*	Addendum #6 to Hydrocarbon and Mineral Leases dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.
10.4*	Addendum #8 Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.
10.5*	Addendum to Hydrocarbon and Mineral Lease dated October 2009, with William G. Gibbs
10.6*	Amended and Restated License, Development and Engineering Agreement dated November 18, 2013
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
99.1*	Temporary Hardship Exemption
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this Form 10-Q
** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: November 19, 2013	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

