Form 10-Q/A
period 2013-09-30
American Sands Energy Corp.
filed 2013-11-25
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Nol. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 19, 2013.

2

PART II - OTHER INFORMATION

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

American Sands Energy Corp.

Date: November 25, 2013	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: November 25, 2013	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

4