Form 10-Q
period 2013-12-31
American Sands Energy Corp.
filed 2014-02-19
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________

Commission File Number 000-53167

American sands energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4760 S. Highland Drive
Suite 341
Salt Lake City, UT 84117
(Address of principal executive offices)

(801) 699-3966
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The issuer had 29,926,419 shares of common stock, $.001 par value, outstanding as of February 17, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2013	2013
Assets
Current assets:
Cash	$382,968	$59,981
Receivables	–	207,046
Prepaid and other current assets	291,641	95,781
Related-party receivable	–	22,324

Total current assets	674,609	385,132

Property and equipment, net	1,671	1,922

Other assets	210,747	306,640

Total assets	$887,027	$693,694

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$534,877	$457,855
Accrued expenses	379,487	1,553,106
Current portion of note payable	8,593	–
Current portion of convertible notes payable, net of discount of $12,837 and $0, respectively	189,857	–

Total current liabilities	1,112,814	2,010,961

Convertible notes payable, net of discount of $0 and $352,317, respectively	–	1,417,115

Related-party convertible notes payable, net of discount of $0 and $109,979, respectively	–	1,714,274

Mineral lease payable	–	14,640

Derivative liability	331,304	–

Total liabilities	1,444,118	5,156,990

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 6,750,000 shares authorized, no shares issued	–	–
Series A Preferred stock, $.001 par value: 3,250,000 shares authorized; 2,259,916 shares outstanding, respectively	2,260	–
Common stock, $.001 par value: 200,000,000 shares authorized; 29,926,419 and 28,990,715 shares issued and outstanding, respectively	29,926	28,991
Additional paid-in capital	12,857,864	6,706,565
Deficit accumulated during the development stage	(13,447,141)	(11,198,852)

Total stockholders' deficit	(557,091)	(4,463,296)

Total liabilities and stockholders' deficit	$887,027	$693,694

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Cumulative From
	Months Ended	Months Ended	Months Ended	Months Ended	Inception to
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$–	$–	$–	$–	$–

Operating expenses:
General and administrative	315,085	392,468	1,144,314	1,325,494	9,305,916
Mineral lease	53,134	53,261	159,405	159,783	1,693,630
Research and development	325,096	78,583	374,138	264,747	1,030,952

Total operating expenses	693,315	524,312	1,677,857	1,750,024	12,030,498

Loss from operations	(693,315)	(524,312)	(1,677,857)	(1,750,024)	(12,030,498)

Other income (expense):
Interest expense	(84,224)	(139,179)	(374,370)	(417,566)	(1,440,485)
Loss on extinguishment of debt	(209,360)	–	(209,360)	–	(209,360)
Gain on derivative	13,698	–	13,698	–	13,698
Interest income	–	–	–	–	22,985
Other income (expense)	–	–	–	–	198,000

Total other income (expense)	(279,886)	(139,179)	(570,032)	(417,566)	(1,415,162)

Loss before provision for income taxes	(973,201)	(663,491)	(2,247,889)	(2,167,590)	(13,445,660)
Provision for income taxes	(100)	–	(400)	–	(1,481)

Net loss	$(973,301)	$(663,491)	$(2,248,289)	$(2,167,590)	$(13,447,141)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.08)

Weighted average common shares outstanding - basic and diluted	29,863,547	28,912,238	29,387,348	28,725,308

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended December 31, 2013 (Unaudited)

	Series A preferred stock		Common stock		Additional	Deficit accumulated during the	Total
					paid-in	development	stockholders'
	Shares	Amount	Shares	Amount	capital	stage	deficit

Balance as of March 31, 2013	–	$–	28,990,715	$28,991	$6,706,565	$(11,198,852)	$(4,463,296)

Stock-based compensation	–	–	–	–	299,561	–	299,561

Shares issued for services	–	–	25,000	25	10,475	–	10,500

Shares issued for related-party debt	–	–	535,704	535	226,784	–	227,319

Net proceeds from issuance of preferred stock units at $1.40 per unit	804,362	805	–	–	1,079,033	–	1,079,838

Preferred stock units issued for convertible debt at $1.34 per unit	1,361,911	1,362	–	–	1,905,315	–	1,906,677

Preferred stock units issued for related-party debt at $1.40 per unit	93,643	93	–	–	131,007	–	131,100

Derivative relating to preferred stock down-round protection rights	–	–	–	–	(345,002)	–	(345,002)

Common stock issued for stock offering costs at $0.35 per share	–	–	375,000	375	130,875	–	131,250

Payroll obligations exchanged for debt exchange warrants	–	–	–	–	1,049,350	–	1,049,350

Related party debt exchanged for debt exchange warrants	–	–	–	–	1,462,651	–	1,462,651

Other common stock warrants issued for research and development	–	–	–	–	201,250	–	201,250

Net loss	–	–	–	–	–	(2,248,289)	(2,248,289)

Balance as of December 31, 2013	2,259,916	$2,260	29,926,419	$29,926	$12,857,864	$(13,447,141)	$(557,091)

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the	For The	Cumulative From
	Nine Months Ended	Nine Months Ended	Inception through
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(2,248,289)	$(2,167,590)	$(13,447,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	252	6,313
Gain on disposal of property and equipment	–	–	(49)
Loss on extinguishment of debt	209,360	–	209,360
Gain on derivative liability	(13,698)	–	(13,698)
Accretion of debt discount	264,024	239,242	908,344
Straight-line of mineral lease payable	(14,640)	(14,639)	–
Stock issued for services	10,500	57,500	68,000
Stock-based compensation expense	299,561	263,427	1,819,349
Warrants issued for research and development	201,250	–	201,250
Stock offering costs	227,143	–	227,143
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	207,046	85,000	–
Prepaid and other current assets	(195,860)	145,197	(291,641)
Related-party receivable	22,324	(22,324)	–
Reclamation deposit	–	(19,060)	(19,065)
Increase (decrease) in operating liabilities:
Accounts payable	77,022	59,604	534,877
Accrued expenses	(124,269)	205,986	3,117,823
Accrued interest on convertible debt and note payable	109,997	178,324	453,849
Net cash used in operating activities	(968,278)	(989,081)	(5,910,286)
Cash flows from investing activities:
Acquisition of property and equipment	–	–	(8,524)
Disposal of property and equipment	–	–	588
Net cash used in investing activities	–	–	(7,936)
Cash flows from financing activities:
Proceeds from issuance of notes payable	19,610	–	456,610
Proceeds from issuance of convertible notes payable	53,000	–	798,000
Proceeds from issuance of preferred stock units	1,079,838	–	1,079,838
Proceeds from issuance of related-party notes payable	150,000	–	249,000
Proceeds from issuance of common stock and special warrants	–	492,019	2,319,427
Increase in stock offering costs	–	(115,244)	(87,575)
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	–	852,759
Principal payments on notes payable	(11,183)	–	(77,083)
Net cash provided by financing activities	1,291,265	376,775	6,301,190
Net increase (decrease) in cash	322,987	(612,306)	382,968
Cash, beginning of the period	59,981	624,300	–
Cash, end of the period	$382,968	$11,994	$382,968

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$12,153
Income taxes paid	$200	$–	$1,250

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable to preferred stock units	$1,906,677	$–	$1,906,677
Conversion of related-party convertible notes payable to preferred stock units	$131,100	$–	$131,100
Conversion of notes payable to common stock	$–	$–	$666,780
Conversion of related-party notes payable to common stock	$227,319	$–	$227,319
Convertible note issued for accrued expenses	$–	$–	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$–	$424,266
Common stock issued for stock offering costs	$131,250	$200,000	$331,250
Discount on related-party notes payable	$–	$–	$134,053
Shares issued to satisfy deposits to purchase common stock	$–	$710,214	$710,214
Related-party convertible note payable exchanged for warrants	$1,462,651	$–	$1,462,651
Warrants issued to satisfy payroll liabilities	$1,049,350	$–	$1,049,350

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Nature of Operations

American Sands Energy Corp. (“ASEC” or the “Company”) is a development stage company that proposes to engage in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Since the project’s inception, the Company has been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products. The Company has not generated revenues from its principal operations and is a development stage company.

The Company has acquired rights to approximately 1,760 acres of prime oil sands deposits in the Sunnyside area of Utah. Prior to January 24, 2012, the Company had licensed proprietary extraction technology with Bleeding Rock, LLC (“Bleeding Rock”), which had an exclusive license to a bitumen and hydrocarbon extraction process to separate oil and other hydrocarbons from sand, dirt and other substances. Our Chief Executive Officer is the manager of Bleeding Rock and has an indirect ownership interest therein.

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, the Company terminated its operating agreement with Bleeding Rock. On November 18, 2013, the Company entered into an Amended and Restated License, Development and Engineering Agreement with Universal Oil Recovery LLC (“Amendment”). The Amendment amends and restates the License Agreement. Pursuant to the terms of the Amendment, the previous royalties of 75% on projects outside of Utah and the minimum royalty of $1,000,000 per year on such agreements have been eliminated. Pursuant to the Amendment, the Company will now pay royalties on projects outside of Utah of 15% of the net fees (net of all costs other than general and administrative expenses) collected by the Company on any license of the technology. In addition, the $25,000 per month management fee is eliminated until a permanent financing is closed (minimum of $25,000,000), at which time the payment will be reinstated. In consideration of the amendment, the Company issued to Universal Oil Recovery LLC (“UOR”), 575,000 warrants to purchase common stock of the Company for $0.01 per share, exercisable for ten years (see Note 11). The Company agreed to make certain payments to UOR. The term of the License Agreement is for 20 years and thereafter so long as production of products using the technology is commercially and economically feasible.

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

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

a) Principles of Consolidation

The condensed consolidated financial statements include the consolidated operations of American Sands Energy Corp. and its wholly owned subsidiary Green River Resources Inc. (“GRI”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

d) Stock-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options, the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For warrants issued to lenders, the Company records the grant-date fair value of the warrants, and any resulting beneficial conversion feature for convertible debt, as a debt discount. The discount is then amortized over the term of the convertible debt as non-cash interest expense.

e) Earnings or Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options, warrants, preferred stock and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and nine months ended December 31, 2013 and 2012.

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

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming the Company is a going concern which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has no revenues, has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended December 31, 2013 of $973,301 and has an accumulated deficit of $13,447,141 as of December 31, 2013. In addition, the Company estimates it will require approximately $75,000,000 in capital to commence its principal operations.

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

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,	March 31,
	2013	2013
Payroll and benefits	$329,730	$1,284,995
Deferred research and development billings	–	178,931
Mineral lease payable	49,557	89,180
Other	200	–

Total accrued expenses	$379,487	$1,553,106

On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation of the Company’s CEO in the amount of $1,049,350. The warrants have a 10-year term and an exercise price of $.01 (see Note 11).

Note 5 – Mineral Leases

During 2005, the Company acquired three oil sands mineral leases: (1) an undivided 40% interest in a 1,120-acre parcel, (2) an undivided 20% interest in the same 1,120-acre parcel, and (3) an undivided 16.666% interest in a 640-acre parcel. These leases are located in Carbon County, Utah. Effective March 31, 2013, the lease terms were extended through December 31, 2016 and the minimum annual lease payments were increased from $224,597 to $268,915.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the Chief Executive Officer of the Company, for an additional undivided 5% interest in the 640-acre parcel (for a total 21.666% undivided interest in the 640-acre parcel). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre parcel. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and, pursuant to an Addendum dated November 16, 2013, is scheduled to terminate by December 31, 2016, if the property has not reached commercial production.

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sands ore is mined on their respective properties. Through December 31, 2013, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

December 31,
2014	$45,158
2015	276,880
2016	276,880

Total future minimum lease payments	$598,918

Note 6 – Convertible Notes Payable

When the Company acquired its oil sands assets in June 2011, the Company assumed convertible notes payable of $770,000. In addition, the Company has issued $745,000 of convertible notes payable subsequent to June 2011. These notes were issued pursuant to a $1,750,000 private offering. On December 1, 2013, in conjunction with the private placement of the Company’s Series A preferred stock (see Note 9), $1,340,000 of the convertible notes and $329,338 of accrued interest, along with 2,663,610 warrants, were exchanged for 1,252,003 shares of Series A Preferred stock together with warrants to purchase 1,252,003 shares of the Company’s common stock at $0.45 per share and 1,252,003 warrants to purchase the Company’s common stock at $0.70 per share. The shares and warrants issued included a 5% premium above what cash investors received as an inducement to convert. The Company recorded a loss of $209,360 in connection with the conversions.

As of December 31, 2013, there were $175,000 of convertible notes payable outstanding with accrued interest of $27,694. The notes bear interest at 10% per annum and all principal and interest are due and payable by April 30, 2014. The notes and all accrued interest are convertible into the Company’s common stock at any time by the lender at approximately $0.50 per common share until the due date. The notes automatically convert upon completion of a financing of $10,000,000 or more.

In connection with the terms of the $1,750,000 private offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. Through December 31, 2013, the Company granted 3,038,667 warrants in connection with this offering (see Note 11). The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $873,589. The unamortized debt discount was $12,837 and $352,317 as of December 31, 2013 and March 31, 2013, respectively. The warrants issued in connection with the notes expire in 2014. During the quarter ended December 31, 2013, the Company cancelled 2,663,610 of these warrants in connection with the convertible notes exchanged for Series A preferred stock described above.

In May 2013, the Company borrowed a combined $150,000 from three individuals. The notes bear interest at 6%, are due by June 30, 2014 and are convertible into the Company’s common stock at the same rate as the Company completes a future offering of $2,000,000 or more. On November 7, 2013, the notes and accrued interest were converted into Series A preferred shares as a result of the Series A Preferred Offering, resulting in 109,908 shares of Series A preferred shares being issued, together with warrants to purchase 109,908 common shares at $0.45 per share and warrants to purchase 109,908 common shares at $0.70 per share (see Note 11).

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Convertible Notes Payable, Related Party

On May 31, 2011, the Company converted $214,281 of its outstanding payable to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. Effective January 1, 2013, the Company modified the terms of the note such that all of the outstanding principal which totaled $214,281 and accrued interest which totaled $20,712 were converted into a new note totaling $234,993 that is non-interest bearing. On August 20, 2013, Bleeding Rock assigned this note to two unrelated third parties, Tenacity L.P. and Kinsale Partners LLC. On October 10, 2013, the convertible promissory note was converted into 535,704 shares of the Company’s common stock as full satisfaction of the obligation.

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

As of the date of the Termination Agreement, GRI owed $1,446,551 to Bleeding Rock, payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRI issued a 5% convertible promissory note to Bleeding Rock for this amount. Initially, the note was due one year from the date of the note. The note was subsequently modified to extend the payment date to April 30, 2014 and provide for conversion into shares of the Company’s common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. Effective January 1, 2013, the Company further modified the terms of the note such that all of the outstanding principal, which totaled $1,446,551, and accrued interest, which totaled $67,965, were converted into a new note totaling $1,514,516 that is non-interest bearing. The Company imputed interest on the new note using a discount rate of 6% and recorded a debt discount of $116,047 which is amortized over the remaining life of the loan using the interest method.

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for the note held by Bleeding Rock and simultaneously canceled the note. The warrants have a 10-year term and an exercise price of $.01 (see Note 11). As of December 31, 2013 and March 31, 2013, the carrying balance of the note was $0 and $1,419,311, respectively, net of the unamortized remaining discount.

In January 2013, the Company borrowed $74,000 from C14 Strategies, a company controlled by the Company’s former President. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. On November 7, 2013, the note and accrued interest were converted into Series A preferred shares as a result of the Series A Preferred Offering, resulting in 55,307 shares of Series A preferred shares being issued, together with warrants to purchase 55,307 common shares at $0.45 per share and 55,307 common shares at $0.70 per share.

In July 2013, the Company borrowed $53,000 from Bleeding Rock, a company controlled by the Company’s CEO. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. On November 7, 2013, the note and accrued interest were converted into Series A preferred shares as a result of the Series A preferred offering, resulting in 38,336 shares of Series A preferred shares being issued, together with warrants to purchase 38,336 common shares at $0.45 per share and 38,336 common shares at $0.70 per share.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 – Derivative Liability

In connection with the Company issuing its Series A preferred stock described in Note 9, the Company recorded a derivative liability related to down-round protection provided to the preferred stockholders in the event that the Company does an offering of common stock at a price below $0.35 per share. With the assistance of a third-party valuation specialist, the Company valued the derivative liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements.

As defined in FASB ASC 820-10, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3	Unobservable inputs that are used when little or no market data is available, which require the Company to develop its own assumptions about how market participants would value the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2013 are summarized as follows:

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$331,304	$331,304

Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$–	$–

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the nine months ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Embedded Derivative
Beginning balance, March 31, 2013	$–
Issuances:
Embedded derivatives issued in conjunction with Series A preferred stock units	345,002

Total gains included in earnings	(13,698)

Ending balance, December 31, 2013	$331,304

Given the nature of the derivative liability, the carrying amounts of $331,304 and $0 reported in the accompanying balance sheets as of December 31, 2013 and March 31, 2013, respectively, were derived from Level 3 inputs and represent management’s best estimate of fair value.

Note 9 – Preferred Stock

In October 2013, the Company initiated a preferred stock offering to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. Series A preferred stock holders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A preferred stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon.

Each share of the offering sells for $1.40 and entitles the holder to receive one share of Series A preferred stock along with one warrant to purchase a share of the Company’s common stock at $0.45 and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, referred to as “Series A preferred stock units”).

Each holder of Series A preferred stock has the right at any time after the date of issuance to convert their Series A preferred stock by dividing $1.40 by the Conversion Price in effect at the time for such shares. The Conversion Price is the lower of $0.35 per share or the lowest price that any additional shares of common stock were issued after the initial purchase date. Common shares issued in such transactions such as granting of employee incentive options pursuant to the Company’s 2011 Long-Term Incentive Plan, shares issued in certain financings, and shares issued to acquire technology or assets do not reduce the Conversion Price. The Series A preferred stock automatically converts upon the Company completing a financing transaction of $10,000,000 or more.

During the three months ended December 31, 2013, the Company issued a total of 2,259,916 shares of Series A preferred stock units. The Company received net cash proceeds of $1,079,838 from selling 804,362 shares of Series A preferred stock units and issued an additional 1,455,544 shares of Series A preferred stock units. in connection with conversions of convertible debt and accrued interest totaling $1,906,677 and conversions of related-party debt and accrued interest of $131,100. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in order to get the project permitted and for general corporate purposes.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 – Common Stock

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

Effective July 11, 2013, the Company entered into a financial advisory agreement (the “Merriman Agreement”) with Merriman Capital, Inc. ("Merriman"), a wholly owned subsidiary of Merriman Holdings, Inc. (OTCQX: MERR). The Merriman Agreement is for a 12-month period and the Company issued 300,000 shares of restricted common stock to Merriman in connection with the Series A preferred stock offering. Under the Merriman Agreement, Merriman will advise the Company on strategic initiatives to increase stockholder value, analyze the Company’s operating projections and market conditions and provide the Company with recommendations for the proper positioning of the Company with potential investors. Merriman will also assist the Company in raising its next round of capital. The Company has agreed that Merriman will have unlimited "piggyback" registration rights for a period of three years after the issuance of the shares at the Company's expense (provided that such rights shall not apply to a public offering of the Company’s common stock upon any underwriter’s reasonable assertion in writing that the inclusion of such stock in a public offering would materially impair the marketability of such public offering).

In March 2012, the Company sold units through a private placement at a price of $50,000 per unit. Each unit is comprised of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. The Company sold 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,253,248.

Note 11 – Warrants

The Company has issued several classes of warrants as described below.

a)

Bridge Warrants

In connection with the issuance of certain notes payable, the Company granted bridge warrants to the note holders. These bridge warrants give the holders the right to purchase shares of the Company’s common stock at $0.40 per share. All of the bridge warrants expired as of September 30, 2013.

b)

Convertible Debt Warrants

In connection with the Company’s $1,750,000 convertible note private offering (see Note 6), the Company granted warrants to the note holders. These warrants give the holders the right to purchase shares of the Company’s common stock at approximately $0.50 per share. The warrants expire on April 30, 2014. In conjunction with the exchange of $1,340,000 of the convertible notes and $329,338 of accrued interest into Series A preferred stock units, 2,663,610 of the convertible debt warrants were returned to the Company and canceled. As of December 31, 2013 and March 31, 2013, there were 375,057 and 3,038,667 convertible debt warrants outstanding, respectively.

c)

Private Placement Warrants

In connection with the Company’s private placement of Common Stock in 2012 (see Note 10), the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of December 31, 2013 and March 31, 2013, there were 333,571 private placement warrants outstanding of which 61,169 were issued to brokers associated with the transaction.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

d)

Debt Exchange Warrants

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for a related-party convertible note payable (see Note 7) and simultaneously canceled the note. On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 for a 10-year period. The fair value of the warrants issued in satisfaction of these liabilities was calculated using the Black-Scholes pricing model. Based on the fair value calculation, the amount of the related party convertible note payable and the amount of the outstanding payroll obligation exceeded the fair value of the warrants issued in satisfaction of these obligations. Due to the related party nature of the transaction, the Company did not record a gain on forgiveness of debt, but instead recorded the transaction entirely as an equity transaction. These transactions are reflected in the accompanying statement of stockholders’ deficit as “Payroll obligations exchanged for warrants” and “Related party debt exchanged for warrants”.

e)

Series A Preferred Stock Warrants

In connection with the Company’s offering of its Series A preferred stock (see Note 9), through December 31, 2013, the Company issued 2,259,916 warrants to purchase the Company’s common stock at $0.45 and 2,259,916 warrants to purchase the Company’s common stock at $0.70 per share. The warrants have a five-year term and a cashless exercise provision.

f)	Broker Warrants

In connection with the Company’s offering of its Series A preferred stock, through December 31, 2013, the Company issued 27,462 warrants to purchase the Company’s common stock at $0.35 per share for a 5-year period. The warrants were issued to a broker associated with the transaction.

g)

Other Common Stock Warrants

In connection with the amended License Agreement described in Note 1, the Company issued 575,000 warrants to purchase common stock of the Company at $0.01 per share. The estimated fair value of these warrants of $201,250 was recorded as research and development expense during the three months ended December 31, 2013.

Note 12 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the nine months ended December 31, 2013, the Company issued 860,000 options under the 2011 Plan.

The summary of option activity for the nine months ended December 31, 2013 is presented below:

The weighted average grant-date fair value of options granted during the nine months ended December 31, 2013 was $0.35.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2013	3,662,500	$0.49	4.11
Granted	860,000	0.35	4.58
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–

Balance as of December 31, 2013	4,522,500	0.47	4.20

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Outstanding and exercisable options presented by price range as of December 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
0.40	3,087,500	4.25	$0.40	3,087,500	$0.40
0.50	75,000	2.71	0.50	56,250	0.50
0.25	50,000	3.13	0.25	25,000	0.25
1.15	450,000	3.46	1.15	300,000	1.15
0.35	685,000	4.53	0.35	228,330	0.35
0.35	75,000	4.64	0.35	18,750	0.35
0.35	100,000	4.87	0.35	100,000	0.35

$0.25-$1.15	4,522,500	4.58	0.47	3,815,830	0.45

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on the straight-line basis. The Company recognized $299,560 and $263,427 of equity-based compensation expense during the nine months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was $223,219 of total unrecognized compensation cost with a weighted-average vesting period of approximately six months.

As of December 31, 2013 and 2012, the intrinsic values of outstanding and vested stock options were as follows:

	December 31,
	2013	2012
Intrinsic value - options outstanding	$170,425	$2,371,875
Intrinsic value - options exercisable	124,891	2,313,750
Intrinsic value - options exercised	–	–

Note 13 – Commitments

Effective January 1, 2013, the Company modified its employment contract with its Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share (see Note 11). The term of the employment agreement is in effect through December 31, 2015. On November 7, 2013, the board voted that, upon the completion of the Series A Preferred Offering, the CEO’s outstanding salary would convert into common stock at $0.35 per share. As of December 31, 2013 and March 31, 2013, the total accrued commitment for the CEO’s past wages was $241,216 and $1,070,788, respectively, which is included as accrued expenses in the accompanying condensed consolidated balance sheets.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 31, 2011, the Company entered into an employment agreement with its Chief Operating Officer, replacing all previous employment agreements, that provides for initial compensation at an hourly rate of $175 and expense reimbursements. Upon the completion of a financing by the Company of not less than $10,000,000, his compensation will increase to $300,000 annually plus all other benefits normally provided to an employee. This employment agreement terminates March 31, 2014.

The consulting agreement dated October 1, 2011, between the Company and C14 Strategies (the “Consulting Agreement”), an entity controlled by the former President, will remain in force until a Financing Event occurs at which time it will be immediately terminated. Pursuant to the Consulting Agreement, C14 Strategies provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 Strategies is paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or immediately by mutual consent.

On February 16, 2012, the Company entered into an employment agreement with its Chief Financial Officer. The agreement is terminable by either party upon 30 days’ notice. Under his employment agreement, the Chief Financial Officer is entitled to receive an annual bonus of up to $120,000, at the discretion of the Board, to be paid on or before December 15th of each year. Effective January 1, 2013, the CFO’s employment agreement was modified and his annual salary was increased to $175,000. On November 7, 2013, the Board voted that, upon the completion of the Series A Preferred Offering, the CFO’s outstanding salary would convert into common stock at $0.35 per share. As of December 31, 2013 and March 31, 2013, the total accrued commitment for the CFO’s past wages was $131,250 and $0, respectively, which is included as accounts payable in the accompanying consolidated balance sheets.

Note 14 – Subsequent Events

On January 31, 2014, the Company sold 35,714 shares of the Company’s Series A preferred stock and warrants for the purchase of shares of common stock resulting in net proceeds to the Company of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

As of December 31, 2013, the Company raised net proceeds of $1,079,838 from the sale of Series A preferred stock units and we are continuing the offering until the earlier of February 28, 2014 or until $2,000,000 in gross proceeds is received. The Company used part of the proceeds to complete required test drilling at its Sunnyside site location in order to get the project permitted and for general corporate purposes. The results from the test well were positive; no methane or groundwater detected and rock structure and mechanics were better than expected. Contemporaneously with the pursuit of the permitting of the project, we intend to finalize engineering and equipment for a 5,000 barrel per day plant. We initially retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, to complete an engineering and feasibility study with respect to a commercial plant that would produce up to 3,000 barrels of oil per day. We engaged a mining engineering firm to prepare a mine plan and feasibility study. We retained an engineering firm to demonstrate the technology through a new pilot plant. The pilot test runs resulted in removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are also proposing to expand the size of the initial Commercial Facility from the 3,000 barrels per day proposed in the AMEC BDR study, to 5,000 barrels per day. We have retained an environmental engineering and consulting firm to assist us in preparing and filing the necessary mine and environmental permits required to operate a large mine. Based on the information from our consultants, we believe that additional financing of approximately $75,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 barrels per day of bitumen.

We have performed lab and pilot plant tests on oil sands from the Utah Green River Formation in which the Sunnyside Project is located to prove the viability of the technology and to understand several key elements in the process. Initial pilot plant test runs were conducted in 2006-2007. We hired AMEC BDR, to witness the initial pilot plant tests and to manage the lab work and review the results. In addition to the initial pilot test, we ran pilot tests on a new system designed by SRS Engineering International from July through September of 2012 and from May through June of 2013. In connection with those tests, we ran oil sands from Utah and Africa to acquire additional information on the efficiency of the solvent in removing the bitumen from the sand, the recovery of solvent from the bitumen and sand, and the overall efficiency and energy use of the system. The current test results are summarized as follows:

•	Virtually all of the bitumen was separated from the sand, leaving the sand “oil” free.

•	The compositional characteristics of the bitumen were not altered by the process; therefore, management believes the bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.

•	The sand product contained less than 2 parts per million (“ppm”) of solvent residue, presents no environmental liability, and can be returned to the mine site or sold.

•	Solvent losses to the bitumen product were insignificant. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs should be minimal.

•	The composition and properties of the solvent recovered by the process were not altered by the process; therefore, the solvent should be recycled through the process without further conditioning or processing.

Based on the pilot test results and recommendations from our engineering firms, we have evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 5,000 barrels per day, with possible future expansion of facilities of up to 50,000 barrels per day, subject to market conditions and the availability of financing on terms acceptable to us.

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

Business Developments

During the third quarter of the current fiscal year ending March 31, 2014, we had the following major developments:

•	The Company continued to focus on reducing expenses and eliminating debt from its balance sheet. During the quarter, the Company converted $1,906,677 of convertible debt and accrued interest and $131,100 of related-party convertible debt and accrued interest to Series A preferred stock units.

•	The Company worked on raising additional capital. During the quarter, the Company raised $1,079,838 of net proceeds from the sale of Series A preferred stock units. With this capital, the Company plans to continue to work on obtaining a mining permit for its project as well as reduce outstanding payables.

•	The Company completed the drilling of a test well at its Sunnyside location. The test well was required to identify certain characteristics of the formation; presence of methane and other dangerous gasses, presence of groundwater and rock mechanics. The results of the test well revealed that there was no methane or other hazardous gasses, no groundwater, and the rock mechanics supported the Company’s underground mine plan.

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

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has no revenues, has incurred substantial losses from operations, has negative working capital (current liabilities exceed current assets), and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the quarter ended December 31, 2013 of $973,301 and has an accumulated deficit of $13,447,141 as of December 31, 2013. During the quarter ended December 31, 2013, the Company raised $1,079,838 from the sale of Series A preferred stock units. In addition, the Company improved its financial position by converting $2,037,776 of convertible notes payable to Series A preferred stock units. The Company is planning to use the proceeds from the offering to complete the required work to get the project permitted and for general corporate purposes. In addition, the Company will require approximately $75,000,000 to fund capital expenditures to commence principal operations.

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

Mineral Leases – Due to the uncertainty regarding the recoverability of costs to acquire, maintain, and develop mineral leases, all costs to date to acquire, maintain, and develop mineral leases have been expensed as incurred.

Stock-Based Compensation – The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options, the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For warrants issued to lenders, the Company records the grant-date fair value of the warrants and any resulting beneficial conversion feature for convertible debt, as a debt discount. The discount is then amortized over the estimated life of the warrant as non-cash interest expense.

Results of Operations

Three Months Ended December 31, 2013 compared to December 31, 2012

During the three months ended December 31, 2013, the Company incurred a net loss of $973,301 compared to a net loss of $663,491 for the three months ended December 31, 2012. During the three months ended December 31, 2013, operating expenses were $693,315, which represents a 32.2% increase, compared to the three months ended December 31, 2012 when we incurred operating expenses of $524,312. General and administrative expenses decreased by 19.8% to $315,085 during the three months ended December 31, 2013 from $392,468 during the three months ended December 31, 2012. Non-cash stock compensation expense increased by $20,367 from $44,761 for the three months ended December 31, 2012 to $65,128 for the three months ended December 31, 2013. Expenses for salaries and benefits decreased by $40,342 to $69,000 for the three months ended December 31, 2013 from $109,342 for the three months ended December 31, 2012 as a result of cost cutting measures implemented by the Company during the fourth quarter of the fiscal year ended March 31, 2013. Overall, general and administrative expenses in the current period are lower because of decreased salaries and professional fees. Once the Company is funded, going forward, the Company believes that the obligations placed upon it as a result of growth coupled with its reporting requirements under SEC rules and regulations will result in operating expenses increasing.

During the three months ended December 31, 2013, the Company incurred $325,096 of research and development expenses compared to $78,583 for the three months ended December 31, 2012. Subsequent to receiving its funding, the Company increased its research and development activities. Research and development expenses incurred are for engineering and related expenses incurred to obtain the necessary licenses and permits for the Company to develop its mining assets and for drilling test wells at its site. In addition, the Company has incurred expenses to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand. In addition, the Company incurred non-cash costs of $43,000 and $201,250 related to stock options and warrants granted to one of its consultants and to a firm that is licensing the Company its proprietary bitumen extraction process.

Interest expense decreased to $84,224 for the three months ended December 31, 2013 as compared to $139,179 for the three months ended December 31, 2012. The decrease in interest expense is due to the Company having decreased debt as a result of the convertible notes payable converting to Series A preferred stock units.

During the three months ended December 31, 2013, the Company incurred a $209,360 loss associated with inducements offered to certain convertible note holders to convert their notes to Series A preferred stock units. The Company also incurred a gain of $13,698 related to a derivative liability that is associated with down-round protection on the conversion rate to common for its holders of Series A preferred stock.

Nine Months Ended December 31, 2013 compared to December 31, 2012

During the nine months ended December 31, 2013, the Company incurred a net loss of $2,248,289 compared to a net loss of $2,167,590 for the nine months ended December 31, 2012. During the nine months ended December 31, 2013, our operating expenses were $1,677,857 which represented a 4.1% decrease, compared to operating expenses of $1,750,024 for the nine months ended December 31, 2012. Current year operating expenses included research and development costs of $374,138 for the nine months ended December 31, 2013 compared to $264,747 for the nine months ended December 31, 2012. These costs related to the Company developing its technology and mining plans and included $43,000 of stock-based compensation for stock options granted to a consultant during the nine months ended December 31, 2013 and $201,250 related to the fair value of warrants granted to a firm that is licensing the Company its proprietary bitumen extraction process. General and administrative expenses decreased to $1,144,314 for the nine months ended December 31, 2013 from $1,325,494 for the nine months ended December 31, 2012. Decreases in general and administrative expenses were from decreased salaries and benefits from the Company’s cost cutting measures implemented during the current year coupled with decreased costs for professional fees, management fees and stock-based compensation. These cost decreases were partially offset by increases for financing fees which consisted primarily of non-cash costs for common stock issued to certain investment advisors. These costs related to failed offerings that did not result in any funds being raised by the Company. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under the SEC rules and regulations will result in our operating expenses increasing.

Interest expense decreased to $374,370 for the nine months ended December 31, 2013 as compared to $417,566 for the nine months ended December 31, 2012. The decrease in interest expense is due to the Company having decreased debt as a result of certain convertible notes payable being converted to Series A preferred stock units during the nine months ended December 31, 2013.

The Company incurred a $209,360 loss associated with inducements offered to certain convertible note holders to convert their notes payable to Series A preferred stock units. The Company also incurred a gain of $13,698 related to a derivative liability that is associated with down-round protection on conversion to common stock for its holders of Series A preferred stock.

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash of $382,968 and negative working capital of $438,205. As of December 31, 2013, the Company had total liabilities of $1,444,118. As of December 31, 2013, the Company’s total assets were $887,027 consisting of cash, prepaid and other current assets, property and equipment, and other assets.

The Company has established a resource position, a working knowledge of the process technology and defined the parameters of environmental and other permits required to build a commercial plant. Additional work to be completed as part of the project development phase includes:

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

The Company requires additional funding to complete these items. This funding is expected to be raised through a private or public offering of common stock. Upon completion of the financing, the Company will be in a position to initiate items 1 through 5 above. During the quarter ended December 31, 2013, the Company raised net proceeds of $1,079,838 from the sale of Series A preferred stock units and we are continuing the offering until the earlier of February 28, 2014 or until $2,000,000 in gross proceeds is received. The Company used a portion of these funds to finish test drilling at its Sunnyside site location in order to finalize and file permits. The results from the drilling showed that there was no methane or groundwater in the formation and that the rock mechanics supported the Company’s underground mining plan. Additional use of funds will include costs associated with filing the mine permit and general corporate purposes. Further financing of approximately $75,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that the Company believes will produce approximately 5,000 barrels per day of bitumen.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for surrender and cancellation of a non-interest bearing promissory note in the principal amount of $1,514,516. The note was originally issued to Bleeding Rock, which is controlled by the CEO of the Company, and subsequently assigned to Hidden Peak Partners, which is also controlled by the CEO of the Company. The warrants have a 10-year term and an exercise price of $.01. As of September 30, 2013, and prior to the surrender and cancellation of the note, the carrying balance of the note was $1,514,516.

On September 30, 2013, the Company issued warrants to purchase 2,260,000 shares of common stock of the Company to William C. Gibbs, CEO and a director, for the outstanding payroll obligation owed to him in the amount of $1,049,350. The warrants have a 10-year term and an exercise price of $.01 per share.

On October 10, 2013, the Company issued 50,000 shares of common stock to Tenancity LP and 485,704 shares of common stock to Kinsale Partners LLC, none of which is an affiliate of the Company, upon conversion and cancellation of a convertible promissory note of the Company. Principal and accrued interest on the note canceled through the conversion totaled $227,319.

On November 6, 2013, the Company issued 25,000 shares of common stock to Great Bear, LLC as consideration for services to be provided under a consulting agreement.

On November 7, 2013, the Company issued 55,307 Series A preferred stock units to Andrew Rosenfeld, former President of the Company as full satisfaction for a convertible note payable with a carrying value of $77,430. The Series A preferred stock units consist of 55,307 shares of Series A preferred stock, 55,307 warrants to purchase the Company’s common stock at $0.45 per share, and warrants to purchase an additional 55,307 shares at $0.70 per share, all of which are exercisable for five years.

On November 7, 2013, the Company issued 109,908 Series A preferred stock units to three creditors as full satisfaction for convertible notes with a carrying value of $153,871. None of the creditors is an affiliate of the Company. The Series A preferred stock units consist of 109,908 shares of Series A preferred stock, 109,908 warrants to purchase the Company’s common stock at $0.45 per share, and warrants to purchase an additional 109,908 shares at $0.70 per share, all of which are exercisable for five years.

On November 18, 2013, the Company issued to Universal Oil Recovery LLC, 575,000 warrants to purchase common stock of the Company for $0.01 per share, exercisable for ten years, in consideration for the amendment of the License, Development and Engineering Agreement with the Company originally effective January 24, 2012.

In July 2013, the Company borrowed $53,000 from Bleeding Rock, a company controlled by the Company’s CEO. The note bears interest at 6% and was due and payable by the earlier of June 30, 2014 or when the Company completed a $2,000,000 equity or debt bridge financing transaction. The note was convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. The note and its related accrued interest, which totaled $53,671, was exchanged and canceled for 38,336 Series A preferred stock units on November 7, 2013. The Series A preferred stock units consist of 38,336 shares of Series A preferred stock, 38,336 warrants to purchase the Company’s common stock at $0.45 per share, and warrants to purchase an additional 38,336 shares at $0.70 per share, all of which are exercisable for five years.

On December 1, 2013, the Company issued 1,252,003 Series A preferred stock units in exchange for convertible notes with a carrying value of $1,543,444 to certain creditors. None of the creditors is an affiliate of the Company. The Series A preferred stock units consist of 1,252,003 shares of Series A preferred stock, 1,252,003 warrants to purchase the Company’s common stock at $0.45 per share, and warrants to purchase an additional 119,871 shares at $0.70 per share, all of which are exercisable for five years.

As of December 31, 2013, the Company had issued 804,362 Series A preferred stock units for net cash proceeds of $1,079,838. The Series A preferred stock units consist of 804,362 shares of Series A preferred stock, 804,362 warrants to purchase the Company’s common stock at $0.45 per share, and warrants to purchase an additional 804,362 shares at $0.70 per share, all of which are exercisable for five years. In connection with this placement, the Company paid to Merriman Capital, Inc., a sales commission of $11,612 and issued to it 27,462 warrants to purchase the Company’s common stock at $0.35 per share exercisable for a term of five years.

The above notes and shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. At the time of the issuance of the note and shares, the Company had a reasonable belief that the persons acquiring the securities were accredited investors as defined in Regulation D and obtained such securities without a view to distribution of the same. Except as noted above, no selling commissions or underwriting fees were paid in connection with any of these transactions.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

Item 5. Other Information – Information Not Previously Reported

Series A Preferred Stock

The Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, par value $0.001, which may be issued with such rights, privileges, and preferences as shall be determined by resolution of the board of directors. Under the General Corporation Law of Delaware, adopting a resolution designating a class or series of preferred stock and filing a certificate to that effect with the state of Delaware has the effect of amending the Certificate of Incorporation to add that class or series of preferred stock.

In November 2013, the board of directors adopted resolutions approving a series of preferred stock designated as the “Series A Preferred Stock,” and a Certificate of Designation was filed with the state of Delaware on November 8, 2013. The Company has authorized 3,250,000 shares of Series A Preferred Stock (the "Series A Stock"). Cumulative dividends accrue on the Series A Stock annually in an amount equal to the greater of $0.084 per share or the amount paid as a distribution on any other outstanding capital stock of the Company. Dividends are payable quarterly as declared by the board of directors out of funds legally available for the payment of dividends. Dividends are payable in cash and accrued and unpaid dividends must be paid before the payment of any distribution on the common stock of the Company.

In the event of the liquidation of the Company, voluntary or involuntary, the Company will pay a liquidation preference on the Series A Stock equal to $1.40 per share before making payment on any of the common stock. If the liquidation preference on the Series A Stock is paid in full, the remaining assets of the Company are distributed to the holders of common stock.

The Series A Stock is convertible to common stock at any time at the election of the holder, and automatically converts to common stock upon the completion of any debt or equity financing by the Company resulting in gross proceeds of $10,000,000 or more. The conversion rate per share of Series A Stock is $1.40 divided by the conversion price. The initial conversion price is $0.35 per share. If the Company issues common stock at a price less than the conversion price, the conversion price is adjusted down to the price at which the stock is sold, but no adjustment is made with respect to stock sold under stock option and incentive plans, conversion of the Series A Stock, or stock issued in connection with capital leases, commercial debt financing, technology acquisitions, and comparable transaction approved by the board of directors. The conversion price is also adjusted for stock splits, combinations, and recapitalizations.

The Series A Stock is entitled to vote with the common stock on all matters submitted to the stockholders of the Company on an as-converted basis.

Unregistered Sales of Equity Securities

See the discussion of unregistered sales of equity securities under Part II, Item 3, of this Form 10-Q, which is incorporated herein by this reference.

Item 6. Exhibits

The following exhibits are furnished with this report:

3.1*	Designation of Series A Preferred Stock
10.1*	Warrant Agreement with Universal Oil Recovery LLC
10.2**	Form of Warrant Agreement with an Exercise Price of $0.45 per Share
10.3**	Form of Warrant Agreement with an Exercise Price of $0.70 per Share
10.4*	Warrant Agreement with Merriman Capital, Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this Form 10-Q
** Furnished with this Form 10-Q. These are the forms of the warrants issued to persons who acquired Series A Preferred Stock of the Company in exchange for cancellation of debt or for cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: February 19, 2014	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2014	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

