Form 10-K
period 2014-03-31
American Sands Energy Corp.
filed 2014-06-30
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53167

American Sands Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

201 S. Main St., Suite 1800, Salt Lake City, UT 84111	84117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 536-6140

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The  aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed fiscal quarter was $16,298,542.

The number of shares outstanding of the registrant’s common stock on June 24, 2014, was 31,048,197.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant's proxy or information statement related to its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant's fiscal year end of March 31, 2014 are incorporated by reference into Part III of this Report.	III

2

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

PART I

ITEM 1. Business

Overview

American Sands Energy Corp. (“ASEC” or “the Company”) is a pre-production oil company with oil sand resources located near Sunnyside, Utah. We will mine the oil sands ore using conventional mining techniques and use a licensed proprietary solvent and process to extract oil from the oil sand ore. Our water-free process produces high quality heavy oil or bitumen, recovers nearly 100% of the solvent, requires no tailings ponds, and its only by-product is reclamation ready sand. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

We have obtained a license for a hydrocarbon extraction process that separates oil and other hydrocarbons from sand, shale, dirt and other substances, without leaving behind toxins or other contaminants. We are currently developing our first project on certain hydrocarbon and mineral leases which cover approximately 1,760 acres near Sunnyside, Utah (the “Sunnyside Project”). On March 6, 2014, we filed an application for a Large Mine Plan with the Utah Department of Oil, Gas & Mining, which, if granted, will allow the Company to move forward with development of operations on the Sunnyside Project. The application covers the construction and operation of the mine, extraction facilities and related infrastructure. In accordance with the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X, these leases contain no proven reserves of oil or gas. However, we have obtained an independent Resource Audit and Classification report dated May 29, 2009, from a major international geology and mining consulting firm describing the quantity and quality of the bitumen resource estimated to be located on our leases.

To date, we have acquired extensive bitumen resources, have successfully operated a pilot plant using our process technology on oil sands ore from our bitumen resources and have submitted applications for mining, environmental and other permits required to build a commercial plant (the “Commercial Facility”). Additional work to be completed as part of the project development phase includes:

1.	Final mine planning and civil engineering for the Sunnyside Project.
2.	Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.
3.	Determination of technical and economic parameters for the commercial scale use of the process, including engineering.
4.	Receipt of federal and state regulatory agency approval for the Commercial Facility.

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for a 5,000 barrel per day plant. We initially retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, to complete an engineering and feasibility study with respect to a commercial plant that would produce up to 3,000 barrels of oil per day. We also retained an engineering firm to demonstrate the technology through a new pilot plant. The pilot test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are also proposing to expand the size of the initial Commercial Facility from the 3,000 barrels per day proposed in the AMEC BDR study, to 5,000 barrels per day (“bbl/d”). We recently engaged a new engineering firm to prepare a new feasibility report for a 5,000 bbl/d facility. We have also engaged a mining engineering firm to prepare a mine plan and feasibility study and we have also retained an environmental engineering and consulting firm to help us obtain the necessary mine and environmental permits to operate a large mine. On March 6, 2014, we filed a Notice of Intent to Commence Large Mine Operations (“Mine Permit”) with the Utah Department of Oil, Gas and Mining (“DOGM”). Based on the information from our consultants, we believe that additional financing of approximately $75 million will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 bbl/d of bitumen.

We have performed lab and pilot plant tests on oil sands from the Utah Green River Formation in which the Sunnyside Project is located to prove the viability of the technology and to understand several key elements in the process. Initial pilot plant test runs were conducted in 2006-2007. We hired AMEC BDR to witness the initial pilot plant tests and to manage the lab work and review the results. In addition to the initial pilot test, we have run pilot tests on a new system, designed by SRS Engineering International. In connection with those tests, we ran oil sands from Utah and Africa to acquire additional information on the efficiency of the solvent in removing the bitumen from the sand, the recovery of solvent from the bitumen and sand, and the overall efficiency and energy use of the system. The results are summarized as follows:

•	Virtually all of the bitumen was separated from the sand, leaving the sand “oil” free.

•	The compositional characteristics of the bitumen were not altered by the process; therefore, management believes the bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.

•	The sand product contained less than 2 ppm of solvent residue, presents no environmental liability, and can be used for reclamation or sold.

•	Solvent losses to the bitumen product were minimal. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs should be minimal.

•	The composition and properties of the solvent recovered through the process were not altered by the process; therefore, the solvent can be recycled in the process without further conditioning or processing.

Based on the pilot test results and recommendations from our engineering consultants, we have evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 5,000 bbl/d, with possible future expansion of facilities, subject to market conditions, accessible resources, and the availability of financing on terms acceptable to us.

Our pilot test also confirms lab tests that our process works on oil sands from other locations in the world. This may allow us to use our process in other locations around the world where other “oil wet” oil sands are located.

We anticipate initially that our entire estimated output of 5,000 bbl/d could be delivered to refineries located in the Salt Lake City area via truck, with one to two refiners as our customer(s). If we develop new facilities with a view to expanding production, we will evaluate supplying product to multiple refineries and more distant locations via rail, based on price and transportation costs.

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

We have obtained leases in the Sunnyside area, on private property. We currently hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreements in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which we have the right to extract bitumen from the land. Three of our four leases are conditioned upon reaching the production stage by December 31, 2016 and the fourth lease requires production by October 2015. If we do not attain average productivity of at least 500 bbl/d by these dates subject to certain acceptable interruptions, our interest in the leases may be terminated. The leases are for a primary term ending December 31, 2016, and are extended thereafter for so long as an average of 500 barrels of oil is produced per day, subject to certain acceptable interruptions.

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

In connection with the engineering and development of the technology, we incurred costs of approximately $923,774 and $220,406 for the fiscal years ended March 31, 2014 and 2013, respectively.

License, Development and Engineering Agreement and Termination of Operating Agreement

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, the Company terminated its operating agreement with Bleeding Rock, LLC (“Bleeding Rock”). Our Chief Executive Officer is the manager of Bleeding Rock and has an indirect ownership interest therein. On November 18, 2013, the Company entered into an Amended and Restated License, Development and Engineering Agreement with Universal Oil Recovery LLC and SRS International (“Amendment”). The Amendment amends and restates the License Agreement. Pursuant to the terms of the Amendment, the previous royalties of 75% on projects outside of Utah and the minimum royalty of $1,000,000 per year on such agreements have been eliminated. Pursuant to the Amendment, the Company will now pay royalties on projects outside of Utah of 15% of the net fees (net of all costs other than general and administrative expenses) collected by the Company on any license of the technology. In addition, the $25,000 per month management fee is eliminated until a permanent financing is closed (minimum of $25,000,000), at which time the payment will be reinstated. In consideration of the amendment, the Company issued to Universal Oil Recovery LLC (“UOR”), 575,000 warrants to purchase common stock of the Company for $0.01 per share, exercisable for ten years in November 2013. The term of the License Agreement is for 20 years and thereafter so long as production of products using the technology is commercially and economically feasible.

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

Projected Markets for the Company’s Oil

The primary product we will produce will be a heavy oil called bitumen. There are numerous refineries within our potential marketing area. Located within 150 miles of the Salt Lake City area, there are a number of refineries with cumulative total daily capacity of approximately 175,000 bbl/d, according to the U.S. Energy Administration. These refineries are able to refine bitumen and have sufficient capacity to accept our product. Additionally, refineries in Colorado, Wyoming and New Mexico have daily combined capacity of approximately 417,000 bbl/d. In addition, a rail oil loading facility is available in Price, Utah, which allows us to transport our product to the refineries in Southern California.

Pricing is typically benchmarked to leading crude price indices. Historically, bitumen has traded at a discount to West Texas Intermediate (“WTI”) of between 22-30%. We anticipate initially that our entire estimated output of 5,000 bbl/d will be delivered to the Salt Lake City refining center via truck, with one to two refiners as our customer(s). If we develop new facilities with a view to expanding production, we will evaluate supplying product to multiple refineries and more distant locations via rail versus Salt Lake City, based on price and transportation costs.

Government Regulation

We have commenced the process of obtaining the regulatory approvals required in connection with our project and filed our Mine Permit on March 6, 2014. We are committed to environmental responsibility and to meeting or exceeding best practices for environmental stewardship in our industry. We support the principle of sustainable development through adaptive management and we are working with stakeholders in the community, government and industry to protect and sustain air, land and aquatic resources in the region.

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

There are a number of state and federal permits required in connection with the large permit necessary to commence principal operations. On March 6, 2014, ASEC filed its Mine Permit, which, if granted, will allow the Company to move forward with development of operations on the Sunnyside Project. The Mine Permit includes a number of studies and will require clearances or approvals from other agencies and from Carbon County. The Mine Permit will also require engineering and operation plans and posting of a reclamation bond. We also intend to seek the necessary business license from Carbon County in conjunction with the Mine Permit.

Competition

To our knowledge, the only company currently engaged in oil sands development in Utah is U.S. Oil Sands, a Canadian company that has publicly announced its intent to commence operations on a 62-acre plant in eastern Utah to remove bitumen from oil sands using a citrus-based solvent. Several other companies have acquired sites with oil sand deposits, including U.S. Oil Sands, but they are not in production and require significant capital to commence operations. Additionally, many of these companies are using processes that require substantial water, and are unproven in commercial production.

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

In Canada, approximately 3/4 of a barrel of tailings is produced for every barrel of bitumen produced by competing technology. Consequently, there are thousands of acres of tailing ponds located at Canadian oil sands operations produced as a direct result of the oil sand extraction process. This is one reason why oil sands are being questioned as a source of energy for the United States. Our process uses little or no water, and recaptures virtually all of the solvent used, resulting in only clean sand as a byproduct.

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

Employees

We currently have three employees; namely, our CEO, William C. Gibbs; our COO, Robin Gereluk; and our CFO, Daniel F. Carlson. Each of these employees works full time for the Company. We also engage consultants and independent contractors as needed.

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

In its report dated June 30, 2014, our independent registered public accounting firm stated that our financial statements for the year ended March 31, 2014, were prepared assuming that we would continue as a going concern. We have incurred recurring loses since the date of inception that have resulted in an accumulated deficit attributable to common stockholders of approximately $14,554,230 as of March 31, 2014. Although we had approximately $2,006,007 of available cash as of March 31, 2014, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. In addition, we estimate that we will require approximately $75,000,000 in capital expenditures and working capital to place our properties into production. These factors raise substantial doubt about our ability to continue as a going concern or to commence principal operations. We are dependent upon obtaining funds from investors to meet our cash flow requirements. If we are unsuccessful in doing so, we will be required to substantially revise our business plan or our proposed business could fail.

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

The early stage of the bitumen extraction technology used by us increases the risk that we may not be able to successfully implement an oil sands recovery program using this technology.

We have entered into a license agreement under which the licensing entities have agreed to provide technical and engineering assistance in building an oil sands recovery plant based upon their proprietary solvent and processes. We are therefore dependent on the ability of such licensors to continue to perform under the licensing agreement and such licenses remaining effective. This solvent process has not been installed on a project which meets the projected recovery amounts in our business plan. In addition the licensors have only recently created a prototype which demonstrates the use of the process. There is a risk that the recovery process and plant will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; contractor or operator errors; non-performance by third-party contractors; labor disputes, disruptions or declines in productivity; increases in materials or labor costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, earthquakes, storms or explosions. There is also a risk that the manufacturer of the recovery plant used to implement our bitumen extraction process could fail in production due to labor shortages, price increases, and better opportunities with other customers.

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

If we do not reach production levels by certain dates, our leases may be terminated.

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

We anticipate that the cost to build operations on our existing or future properties will be at least $75,000,000 and we have no current sources for this funding. We have received indications of interest in future financings but have no firm commitments for any funds. The net proceeds of future offerings are expected to be used to begin and continue initial operations, including the construction of the processing facility, and fund operations for the next 24 months. Offerings using our equity securities or debt instruments convertible into our common stock could require the issuance of a substantial number of additional shares of common stock. These potential offerings and the issuance of additional shares of common stock would have the effect of diluting the percentage ownership of existing stockholders. Moreover, there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable or favorable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

A number of competing companies are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some of our competitors have announced plans to begin production of synthetic crude oil, or to expand existing operations. If these plans are affected, they could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.

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

As of March 31, 2014, we had 30,935,467 shares of common stock issued and outstanding, of which 27,565,178 were designated by our transfer agent as restricted shares pursuant to Rule 144 promulgated by the SEC. In addition, as of March 31, 2014, we had outstanding warrants to purchase up to 16,664,401 shares of common stock, outstanding options to purchase up to 5,122,500 (including 600,000 options granted that vest upon completion of certain future financings) shares of common stock, and Series A convertible preferred stock which is convertible into 17,648,479 shares of common stock. The sale of these shares into the open market may adversely affect the market price of our common stock.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our Certificate of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock. As previously reported, in November 2013 the board of directors adopted resolutions approving a series of preferred stock designated as the “Series A Preferred Stock,” and a Certificate of Designation was filed with the state of Delaware on November 8, 2013. Under the original designation American Sands energy Corp. (the “Company”) had authorized 3,250,000 shares of Series A Preferred Stock (the “Series A Stock”).

On March 4, 2014, the board of directors approved a resolution increasing the total number of authorized shares of Series A Stock from 3,250,000 to 4,750,000. On March 5, 2014, the Company filed with the state of Delaware a Certificate of Designation of Series A Preferred Shares to effectuate the increase in authorized shares of Series A Stock, which constitutes an amendment of the Certificate of Incorporation of the Company. Except for the increase in the number of authorized shares, there was no change to the original rights, privileges, and preferences of the Series A Stock. Nevertheless, issuing additional shares of Series A Stock after the increase, which have a preference over the common stock with respect to dividends and in liquidation, would further limit the dollar amount of the participation of the common stock in any amounts that may be distributed by the Company in the future while such shares of Series A Stock are outstanding.

Also, our board of directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board of directors causes additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control us to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stockholders receive any distribution of the liquidated assets. As of March 31, 2014, the Company had 4,412,120 shares issued and outstanding of its Series A preferred stock.

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

Access

Access to the property from Salt Lake City is via Interstate 15 south to Spanish Fork, and east on Utah Highway 6 to Sunnyside. Railroad service is available to East Carbon City and Sunnyside. Access to the site from the town of Sunnyside is via State roads up Whitmore Canyon and Water Canyon. The last two miles to Bruin Point consist of a single lane road with steep grades of up to 20%. The planned mine site is approximately seven miles from an existing rail head and major highway.

Topography

The topography in the project area is mountainous, with nearly 2,000 feet of relief. Elevations in this area range from approximately 8,200 feet at the southern extreme end of the property, to over 10,150 feet at Bruin Point in the northwest.

Climate

The area has annual average temperatures ranging from 15o F to 88o F, with local climate classified as sub-humid to semi-arid. Average annual precipitation is 12.5” or less.

Utilities

The planned plant and mine site are approximately seven miles from an existing power plant and will be served by existing power lines.

Property History

Commercial exploration or exploitation activities have been recorded on the Sunnyside area since 1892. A summary of the more notable activities is given as follows:

—	1892 – 1903. In 1892, a small quarry operation mined 1,000 tons for street paving in Salt Lake City. This operation was repeated in 1902 - 1903.
—	1915 – 1917. Utah Asphalt Company opened a new quarry in proximity to Bruin Point and shipped 3,000 tons.
—	1925 – 1927. Utah Rock Asphalt Corporation built an aerial tramway and reopened the Asphalt Mine in 1927.
—	1927 – 1931. Utah Rock Asphalt Corporation quarried 25,000 to 30,000 tons.
—	1931 – 1948. Rock Asphalt Company of Utah removed approximately 335,000 tons, which were used for paving within Utah and Colorado. The company ceased operations in 1948.
—	1948. The Utah Geological Survey, specifically Holmes, Page & Averitt, published the results of geological fieldwork and reserve estimates.
—	1956 – 1966. Over this ten-year period, the oil companies Gulf, Arco Phillips Petroleum, Pan American, Shell, Texaco, Mountain Fuel, and Signal Oil and Gas completed approximately 21 exploration drill holes. Steam injection wells built by Shell and Signal Oil and Gas were reported to have been unsuccessful, due to vertical fracturing and low overburden pressures. A horizontal well from the Asphalt mine was also drilled and tested, with results classified as unsuccessful.
—	1966 – 1979. A hiatus on exploration and development efforts ensued until 1977, when Amoco Production completed five core holes, with drilling and testing efforts concluding in 1978. In 1979, Standard Oil Company of Indiana acquired Section 2 and the northeast, southeast and northwest quarter-sections of Section 3 in Township 14S, Range 14E from Kaiser Steel. This area constituted a major portion of the resource area currently identified as the Hunt Oil Tract. At the time of Standard’s acquisition, it was referred to as the Kaiser Tract, with subsequent naming as the Amoco Tract.
—	1980 – 1982. Amoco completed 43 exploration core holes.
—	1984 – 1989. Amoco completed 27 exploration core holes.

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

The leases provide for the payment to the lessors of a royalty in an amount equal to 10% of the market value of the minerals sold by GRI less operating costs, transportation costs, processing costs, value added costs and extraction taxes incurred by us prior to the sale of the oil produced. A guaranteed minimum royalty of $1,000,000 is payable on the 1,120 acre leases each year after three consecutive years of production of oil products in commercial quantities during any portion of the three prior consecutive years. The amount of royalties to be paid is based upon a 100% interest in and to the mineral estate represented by the premises covered by the lease and for any lessor owning less than 100% will be reduced by the same proportion, but less than the minimum guaranteed royalty. The leases for the 1,120 acres also provide for the payment of a 2% royalty on all by-products produced. The leases provide for the annual payment of rentals in lieu of royalties until production begins. These rental payments are not required for any year in which royalties paid for the prior year exceeded the rental amount. Aggregate minimum payments on the Company’s mineral leases for the year ended March 31, 2014 and 2013 were $276,880 and $232,562, respectively. In addition, each of the leases provides for a development commitment of a minimum of $150,000 per year for the premises represented by the lease, including research, engineering, test work, feasibility studies and other development activates benefiting the property, until production reaches 500 bbl/d.

Recent Property Developments

On March 6, 2014, ASEC filed our Mine Permit. In connection with this Mine Permit, we have conducted a number of studies on the property and prepared a mine feasibility study. Those studies have included archaeological and cultural studies, threatened and endangered species studies, soil/vegetation/hydrologic studies and others to assess the impact of the project on the area. We have also prepared a mine feasibility study. Based on these studies, we believe that we will be able to meet the requirements for the Mine Permit to be issued.

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

	Quarter	High	Low
For the Fiscal Year Ended March 31, 2014	First	$0.55	$0.22
	Second	$0.40	$0.25
	Third	$0.50	$0.30
	Fourth	$0.93	$0.34

For the Fiscal Year Ended March 31, 2013	First	$0.60	$0.45
	Second	$1.40	$0.42
	Third	$1.65	$0.51
	Fourth	$0.99	$0.22

Unregistered Sales of Securities

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

On March 4, 2014, the board of directors of the Company increased the size of the preferred offering to up to $4,750,000, under the same terms and conditions as the original Certificate of Designation.

During the six months ended March 31, 2014, the Company issued a total of 4,412,120 shares of Series A preferred stock units to investors. The Company received cash proceeds of $3,634,477 from selling 2,596,054 shares of Series A preferred stock units and issued an additional 1,532,382 shares of Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company issued an additional 214,285 Series A preferred stock units for research and development expenses and issued 69,399 Series A preferred stock for commissions associated with the offering. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in connection with its project permitting process and for general corporate purposes.

On March 28, 2014, the Company entered into an agreement with Elemax, Inc. (“Elemax”) to purchase a trailer-mounted mobile oil recovery system designed for the extraction of oil or bitumen from solid materials such as oil sands, oil shale, or coal. The transaction closed on March 31, 2014. The purchase price for the oil recovery system was $50,000 in cash and 214,285 Series A preferred stock units. The amounts are recorded in research and development expenses.

On March 31, 2014, the Company issued 525,715 shares of common stock to William C. Gibbs, our Chief Executive Officer and a director, as payment of accrued compensation in the amount of $184,000, and 333,333 shares of common stock to Daniel F. Carlson, our Chief Financial Officer and a director, as payment of accrued compensation in the amount of $116,667. On the same day the Company issued to C14 Strategy, LLC, a consulting firm controlled by the Company’s former president, 150,000 shares of common stock as payment of consulting fees for the 15-month period that began January 1, 2013.

Holders

As of June 24, 2014, we had approximately 431 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

The Company is a pre-production oil company with oil sands resources located near Sunnyside, Utah. We will mine the oil sand ore using conventional mining techniques and use a proprietary solvent to extract oil from the oil sand ore. Our water-free process produces high quality bitumen, recovers nearly 100% of the solvent, requires no tailings ponds, and its only by-product is reclamation ready sand. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

In May 2011, ASEC initiated a private offering of 10% Convertible Promissory Notes (the “Notes”) and warrants for gross proceeds of $1,750,000. The Company received a total of $1,515,000 from the private offering of the Notes. All of the Notes were either repaid or converted to Series A Preferred stock during the year ended March 31, 2014.

In March 2012, the Company initiated a private placement to sell an aggregate maximum of $7,000,000 composed of the sale of up to 140 units at $50,000 per unit, each unit composed of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. The Company sold approximately 1,089,781 shares of common stock under the private placement agreement resulting in gross proceeds of $1,202,233 during March to May 2012 at which time the offering was closed. The Company issued 228,922 warrants in connection with this private placement.

In October 2013, the Company initiated a preferred stock offering to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. Series A preferred stock holders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A preferred stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon. Each unit of the offering sells for $1.40 and entitles the holder to receive one share of Series A preferred stock along with one warrant to purchase a share of the Company’s common stock at $0.45 and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, referred to as “Series A preferred stock units”). Each holder of Series A preferred stock has the right at any time after the date of issuance to convert their Series A preferred stock by dividing $1.40 by the Conversion Price in effect at the time for such shares. The Conversion Price is the lower of $0.35 per share or the lowest price that any additional shares of common stock were issued after the initial purchase date. Common shares issued in such transactions such as granting of employee incentive options pursuant to the Company’s 2011 Long-Term Incentive Plan, shares issued in certain financings, and shares issued to acquire technology or assets do not reduce the Conversion Price. The Series A preferred stock automatically converts upon the Company completing a financing transaction of $10,000,000 or more. On March 4, 2014, the board of directors of the Company increased the size of the preferred offering to up to $4,750,000, under the same terms and conditions as the original Certificate of Designation.

During the six months ended March 31, 2014, the Company issued a total of 4,412,120 Series A preferred stock units to investors. The Company received cash proceeds of $3,634,477 from selling 2,596,054 Series A preferred stock units and issued an additional 1,532,382 Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company issued an additional 214,285 Series A preferred stock units for research and development expenses and issued 69,399 Series A preferred stock units for commissions associated with the offering. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in order to get information required for the Company to complete its Mine Permit and for general corporate purposes.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 2 to our audited financial statements included in this Form 10-K for the year ended March 31, 2014, for a discussion of those policies.

Use of Estimates and Going Concern – This discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended March 31, 2014 of $3,355,378 and a net loss for the year ended March 31, 2013 of $2,469,072 and has an accumulated deficit of $14,554,230, as of March 31, 2014. In addition, the Company estimates it will require approximately $75,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties. The Company raised over $3,600,000 from the sale of Series A preferred stock units and has approximately $2,000,000 of cash on hand as of March 31, 2014. The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sand refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mineral Leases – Due to the uncertainty regarding the recoverability of costs to acquire, maintain, and develop mineral leases, to date all costs to acquire, maintain, and develop mineral leases have been expensed as incurred.

Stock-Based Compensation – The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and warrants granted. For employee stock options, the Company records the grant-date fair value as expense over the period in which it is earned, typically the vesting period. For consultants, the fair value of the stock-based award is recorded as expense over the term of the service period, and unvested amounts are revalued using the Black-Scholes model at each reporting period. For warrants issued to lenders, the Company records the grant-date fair value of the warrants and any resulting beneficial conversion feature for convertible debt, as a debt discount. The discount is then amortized over the estimated life of the debt as non-cash interest expense.

Derivative Liability - In connection with the Company issuing its Series A preferred stock units described in Note 10, the Company recorded a derivative liability related to down-round protection provided to the preferred stockholders in the event that the Company sells its common stock at a price below $0.35 per share. With the assistance of a third-party valuation specialist, the Company valued the derivative liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements.

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

Results of Operations:

Years Ended March 31, 2014 and 2013

ASEC did not have revenues for the years ended March 31, 2014 and 2013. For the year ended March 31, 2014, the Company incurred a net loss of $3,355,378 compared to a net loss of $2,469,072 for the year ended March 31, 2013. During the year ended March 31, 2014, our operating expenses were $3,103,321, which represented a 47% increase, compared to the year ended March 31, 2013.

General and administrative expenses increased by 19% from $1,678,079 for the year ended March 31, 2013 to $2,000,478 for the year ended March 31, 2014 due primarily to increases in financing costs of $761,718 associated with unsuccessful capital raises coupled with an $8,382 increase in non-cash charges for stock-based compensation associated with stock options issued by the Company. These increases were partially offset by reductions in salaries and benefits costs of $102,384, management services of $139,139, travel costs of $44,489, and professional fees of $19,319 for the year ended March 31, 2014 as compared to the year ended March 31, 2013. Salaries and benefits and management services were down due to reduced compensation being taken by the Company’s CEO, CFO and former President. Travel costs were down due to reduced travel expenses as a result of limited capital throughout most of the year ended March 31, 2014. Costs for professional fees were down due to reduced fees for legal and audit services. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will continue to result in our operating expenses increasing once we raise the needed capital and we move forward with our primary business operations.

Research and development expenses increased to $923,774 for the year ended March 31, 2014 compared to $220,406 for the year ended March 31, 2013 representing an increase of 319%. Expenses incurred during fiscal 2014 primarily relate to engineering and other consulting fees associated with developing our mine plan and costs associated with constructing our oil sands testing unit that we will use to further develop and establish the technological feasibility for our proprietary oil sands refining processes as well as approximately $350,000 incurred to purchase a trailer mounted mobile oil recovery system designed for the extraction of oil or bitumen from solid materials such as oil sands, oil shale, or coal. The Company spent additional money on research and development activities during the year ended March 31, 2014 as compared to the year ended March 31, 2013 as a result of increased funding available and management taking the necessary steps to move along the mine permitting process.

Interest expense decreased to $386,848 for the year ended March 31, 2014 from $557,538 for the year ended March 31, 2013. The decrease in interest expense is primarily due to the Company settling essentially all of its debt obligations during the last half of fiscal 2014 resulting in lower interest costs.

During the year ended March 31, 2014, the Company settled various debt and other obligations through the issuance of common and preferred stock. The Company recorded a loss on extinguishment of debt of $252,158 for the year ended March 31, 2014 as compared to $0 for the year ended March 31, 2013.

During the year ended March 31, 2014, the Company issued shares of its Series A convertible preferred stock. The preferred stock subscription agreement contains provisions that protect the investors from dilution as a result of the Company issuing shares of stock below certain pricing levels. The Company accounted for this down-round protection as an embedded derivative. During the year ended March 31, 2014, the Company recorded a gain of $388,152 related to its embedded derivative as opposed to $0 gain for the year ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $2,006,007 in cash and positive working capital of $1,937,108. As of March 31, 2014, the Company had total liabilities of $397,818. As of March 31, 2014, the Company’s total assets were $2,300,223 consisting mainly of cash, prepaid and other current assets. Since inception, the Company has successfully raised approximately $8,600,000 through various debt and equity security offerings.

The Company has established a resource position, a working knowledge of the process technology and an initial list of environmental and other permits required to build a commercial plant. Additional work to be completed as part of the project development phase includes:

1.	Final mine planning and civil engineering for the Sunnyside Project.

2.	Acquisition of additional property in areas of interest in order to block-up properties into logical and economical mining units.

3.	Determination of technical and economic parameters for the commercial scale use of the process, including engineering.

4.	Receipt of federal and state regulatory agency approval for the commercial facility.

5.	Completion of permitting for the commercial facility.

The Company has sufficient funds to initiate items 1 through 5 above. Additional financing of approximately $75,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 bbl/d of bitumen.

Management anticipates that we will be dependent, for the future, on additional capital to fund operating expenses and anticipated growth. The report of the Company’s independent registered public accounting firm for the year ended March 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating losses have been funded through the issuance of equity securities and borrowings. We will need additional funding in the future in order to continue our business operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

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

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, accounting policies, and our overall control environment. Based on this evaluation, management concluded that as of March 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Exchange Agreement dated April 29, 2011	8-K	000-53167	99.1	5/10/11
2.2	Amendment dated June 3, 2011, to Stock Exchange Agreement dated April 29, 2011	10-K	000-53167	2.2	6/9/11
2.3	Agreement and Plan of Merger dated October 7, 2011, between Millstream Ventures, Inc., a Nevada corporation, and American Sands Energy Corp., a Delaware corporation	10-Q	000-53167	2.1	11/17/11
3.1	Delaware Certificate of Incorporation, as amended	10-Q	000-53167	3.1	11/17/11
3.2	Bylaws, as amended August 28, 2012					X
3.3	Nevada Articles of Merger	8-K	000-53167	3.2	10/24/11
3.4	Delaware Certificate of Merger	8-K	000-53167	3.3	10/24/11
3.5	Designation of Series A Preferred Stock	10-Q	000-53167	3.1	2/19/14
3.6	Certificate of Designation of Series A Preferred Shares as filed March 5, 2014	8-K	000-53167	3.1	3/5/14
4.1	2011 Long-Term Incentive Plan	10-K	000-53167	4.1	6/9/11
10.1	Employment Agreement dated August 1, 2007, as amended on August 12, 2009, with William C. Gibbs*	10-K	000-53167	10.1	6/9/11
10.2	Employment Agreement dated February 16, 2012, with Andrew F. Rosenfeld*	8-K	000-53167	99.1	2/23/12
10.3	Amendment dated January 14, 2013, to Employment Agreement of Andrew Rosenfeld*	8-K	000-53167	99.2	1/15/13
10.4	Advisory Agreement dated October 1, 2011, with C14 Strategy LLC*	8-K	000-53167	99.2	2/23/12
10.5	Employment Agreement dated February 16, 2012, with Daniel F. Carlson*	8-K	000-53167	99.3	2/23/12
10.6	Amendment dated January 14, 2013, to Employment Agreement of Daniel Carlson*	8-K	000-53167	99.1	1/15/13
10.7	Amended and Restated Employment Agreement with Robin Gereluk dated March 31, 2011*	10-K	000-53167	10.5	6/9/11
10.8	LIFE Power & Fuels LLC Management and Services Agreement dated April 1, 2012*	10-K	000-53167	10.6	6/22/12
10.9	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-K	000-53167	10.7	6/22/12
10.10	Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-K	000-53167	10.8	6/22/12
10.11	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, with Meany Land & Exploration, Inc.	10-K	000-53167	10.9	6/22/12

10.12	Hydrocarbon and Mineral Lease dated October 2009, and Affirmation document dated May 6, 2011, with William G. Gibbs	10-K	000-53167	10.10	6/22/12
10.13	Operating Agreement dated May 31, 2005, and addendum thereto dated August 1, 2008, with Bleeding Rock LLC	10-K	000-53167	10.2	6/9/11
10.14	License, Development and Engineering Agreement dated January 24, 2012 (confidential information has been redacted)	10-K	000-53167	10.12	6/22/12
10.15	Termination Agreement dated January 24, 2012, with Bleeding Rock LLC	10-K	000-53167	10.13	6/22/12
10.16	Gross Royalty Agreement dated January 24, 2012, with Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.14	6/22/12
10.17	5% Convertible Promissory Note dated January 24, 2012, in the principal amount of $1,446,551 issued to Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.15	6/22/12
10.18	6% Convertible Promissory Note dated May 31, 2011, in the principal amount of $214,281 issued to Bleeding Rock LLC	10-K	000-53167	10.16	6/22/12
10.19	Form of 10% Convertible Promissory Note	8-K	000-53167	99.1	2/3/12
10.20	Warrant to Purchase Common Stock	8-K	000-53167	99.2	2/3/12
10.21	Second Amendment dated May 15, 2013, to Employment Agreement with William C. Gibbs	10-K	000-53167	10.21	7/15/13
10.22	Amended and Restated Employment Agreement dated May 15, 2013 with Daniel Carlson	10-K	000-53167	10.21	7/15/13
10.23	Amendment to Management and Services Agreement dated May 15, 2013 with LIFE Power & Fuels, LLC	10-K	000-53167	10.21	7/15/13
10.24	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Hidden Peak Partners LC	10-K	000-53167	10.21	7/15/13
10.25	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Bleeding Rock, LLC	10-K	000-53167	10.21	7/15/13
10.26	Elizabeth Harley Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.1	8/19/13
10.27	Philip Edward Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.2	8/19/13
10.28	William Evans Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.3	8/19/13
10.29	C14 Convertible Promissory Note dated January 13, 2013	10-Q	000-53167	10.4	8/19/13
10.30	Bleeding Rock Promissory Note dated August 20, 2013	8-K	000-53167	99.1	8/23/13
10.31	Exchange Agreement between the Company and Hidden Peak Partners LC, dated September 30,2013	8-K	000-53167	99.1	10/16/13
10.32	Exchange Agreement between the Company and William C. Gibbs, dated September 30, 2013	8-K	000-53167	99.2	10/16/13
10.33	Warrant Agreement with William Gibbs	10-Q	000-53167	10.1	11/19/13
10.34	Warrant Agreement with Hidden Peak Partners LC	10-Q	000-53167	10.2	11/19/13
10.35	Addendum #6 to Hydrocarbon and Mineral Leases dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-Q	000-53167	10.3	11/19/13

10.36	Addendum #8 Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-Q	000-53167	10.4	11/19/13
10.37	Addendum to Hydrocarbon and Mineral Lease dated October 2009, with William G. Gibbs	10-Q	000-53167	10.5	11/19/13
10.38	Amended and Restated License, Development and Engineering Agreement dated November 18, 2013	10-Q	000-53167	10.6	11/19/13
10.39	Warrant Agreement with Universal Oil Recovery LLC	10-Q	000-53167	10.1	2/19/14
10.40	Form of Warrant Agreement with an Exercise Price of $0.45 per Share	10-Q	000-53167	10.2	2/19/14
10.41	Form of Warrant Agreement with an Exercise Price of $0.70 per Share	10-Q	000-53167	10.3	2/19/14
10.42	Warrant Agreement with Merriman Capital, Inc.	10-Q	000-53167	10.4	2/19/14
10.43	Termination of Employment Agreement with Robin Gereluk, effective June 1, 2014, by Green River Resources, Inc.		000-53167			*
10.44	Employment Agreement dated June 1, 2014, by and between American Sands Energy Corp. and Robin Gereluk		000-53167			*
10.45	Amendment to Amended and Restated Employment Agreement dated June 10, 2014, by and between American Sands Energy Corp. and Daniel F. Carlson.		000-53167			*
10.46	Agreement dated June 25, 2014 with FLSmidth.		000-53167			*
14.1	Code of Ethics adopted on November 14, 2011	10-Q	000-53167	99.1	2/17/12
16.1	Letter dated April 5, 2011, from Child, Van Wagoner & Bradshaw, PLLC	8-K	000-53167	16.1	4/5/11
21.1	List of Subsidiaries	10-K	000-53167	21.1	6/22/12
23.1	Consent of Tanner LLC, independent registered public accounting firm					X
31.1	Rule 13a-14 (a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14 (a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema					X
101.CAL	XBRL Calculation Linkbase					X
101.DEF	XBRL Definition Linkbase					X
101.LAB	XBRL Label Linkbase					X
101.PRE	XBRL Presentation Linkbase					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Financial Statements Index

The following financial statements are filed with this report and are included immediately following the signature page hereof:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN SANDS ENERGY CORP.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended March 31, 2014 and 2013, and for the Cumulative Period from Inception through March 31, 2014

Consolidated Statements of Stockholders’ Deficit for the Cumulative Period from Inception through March 31, 2014

Consolidated Statements of Cash Flows for the Years Ended March 31, 2014 and 2013, and for the Cumulative Period from Inception through March 31, 2014

Notes to Consolidated Financial Statements

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Sands Energy Corp.

Date: June 30, 2014	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer

Date: June 30, 2014	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William C. Gibbs	Chairman & Chief Executive Officer	June 30, 2014
William C. Gibbs	(Principal Executive Officer)

/s/ Daniel F. Carlson	Chief Financial Officer	June 30, 2014
Daniel F. Carlson	(Principal Financial and Accounting Officer)

/s/ Mark F. Lindsey	Director	June 30, 2014
Mark F. Lindsey

/s/ Edward P. Mooney	Director	June 30, 2014
Edward P. Mooney

/s/ Gayle McKeachnie	Director	June 30, 2014
Gayle McKeachnie

/s/ Justin Swift	Director	June 30, 2014
Justin Swift

/s/ William Champion	Director	June 30, 2014
William Champion

CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN SANDS ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Sands Energy Corp.

We have audited the accompanying consolidated balance sheets of American Sands Energy Corp. and subsidiaries (a development stage company) (the Company) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (December 1, 2004) through March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sands Energy Corp. and subsidiaries as of March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended and for the period from inception through March 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 3 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

June 30, 2014

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,
	2014	2013
Assets
Current assets:
Cash	$2,006,007	$59,981
Receivables	–	207,046
Prepaid and other current assets	255,498	95,781
Related-party receivable	–	22,324

Total current assets	2,261,505	385,132

Property and equipment, net	518	1,922

Other assets	38,200	306,640

Total assets	$2,300,223	$693,694

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$177,799	$457,855
Accrued expenses	108,370	1,553,106
Note payable	2,228	–

Total current liabilities	288,397	2,010,961

Convertible notes payable, net of discount of $0 and $352,317, respectively	–	1,417,115

Related-party convertible notes payable, net of discount of $0 and $109,979, respectively	–	1,714,274

Mineral lease payable	–	14,640

Derivative liability	109,421	–

Total liabilities	397,818	5,156,990

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,250,000 shares authorized, no shares issued Series A Preferred stock, $.001 par value: 4,750,000 shares authorized; 4,412,120 and 0 shares outstanding, respectively	4,412	–
Common stock, $.001 par value: 200,000,000 shares authorized; 30,935,467 and 28,990,715 shares outstanding, respectively	30,935	28,991
Additional paid-in capital	16,421,288	6,706,565
Deficit accumulated during the development stage	(14,554,230)	(11,198,852)

Total stockholders' equity (deficit)	1,902,405	(4,463,296)

Total liabilities and stockholders' equity (deficit)	$2,300,223	$693,694

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative From
	For the Years Ended		Inception to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$–	$–	$–

Operating expenses:
General and administrative	2,000,478	1,678,079	10,162,080
Mineral lease	179,069	212,918	1,713,294
Research and development	923,774	220,406	1,580,588

Total operating expenses	3,103,321	2,111,403	13,455,962

Loss from operations	(3,103,321)	(2,111,403)	(13,455,962)

Other income (expense):
Interest expense	(386,848)	(557,538)	(1,452,963)
Loss on extinguishment of debt	(252,158)	–	(252,158)
Gain on derivative	388,152	–	388,152
Interest income	–	–	22,985
Other income	–	200,000	198,000

Total other income (expense)	(250,854)	(357,538)	(1,095,984)

Loss before provision for income taxes	(3,354,175)	(2,468,941)	(14,551,946)
Provision for income taxes	(1,203)	(131)	(2,284)

Net loss	(3,355,378)	(2,469,072)	(14,554,230)

Less: Cumulative preferred stock dividends	(73,600)	–	(73,600)

Net loss attributable to common stockholders	$(3,428,978)	$(2,469,072)	$(14,627,830)

Net loss per common share - basic and diluted	$(0.12)	$(0.09)

Weighted average common shares outstanding - basic and diluted	29,520,636	28,990,715

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

From Inception Through March 31, 2014

						Deficit
						accumulated
	Series A Preferred		Common stock		Additional	during the	Total
					paid-in	development	stockholders'
	Shares	Amount	Shares	Amount	capital	stage	deficit
Balance as of December 1, 2004, inception	–	$–	–	$–	$–	$–	$–

Recapitalization due to reverse merger	–	–	46	–	–	–	–

Common stock issued (at $.000097 per share)	–	–	10,300,000	10,300	(9,300)	–	1,000

Special warrants issued (at $0.26 per warrant)	–	–	–	–	1,079,750	–	1,079,750

Special warrants issued (at $0.74 per warrant)	–	–	–	–	140,702	–	140,702

Special warrants issued (at $0.70 per warrant)	–	–	–	–	453,549	–	453,549

Stock-based compensation expense	–	–	–	–	1,211,045	–	1,211,045

Conversion of notes payable to common stock (at $0.23 per share)	–	–	1,034,600	1,035	477,149	–	478,184

Special warrants issued for cash (at $0.19 per warrant)	–	–	–	–	152,407	–	152,407

Special warrants issued for payment for leases (at $0.20 per warrant)	–	–	–	–	150,528	–	150,528

Issuance of warrants in connection with debt	–	–	–	–	107,225	–	107,225

Net assets acquired in reverse merger	–	–	10,280,062	10,280	435,495	–	445,775

Conversion of notes payable to common stock in connection with reverse merger dated June 3, 2011 (at $0.43 per share)	–	–	437,500	437	188,159	–	188,596

Issuance of stock options to consultants	–	–	–	–	5,963	–	5,963

Issuance of warrants in connection with debt	–	–	–	–	424,266	–	424,266

Exchange of special warrants for common stock	–	–	5,624,752	5,625	(5,625)	–	–

Net loss	–	–	–	–	–	(8,729,780)	(8,729,780)

Balance as of March 31, 2012	–	–	27,676,960	27,677	4,811,313	(8,729,780)	(3,890,790)

Shares issued to satisfy deposits to purchase common stock net of commissions paid ($1.12 per share)	–	–	634,796	635	709,579	–	710,214

Common stock issued for cash at $1.15 per share, net of commissions paid	–	–	454,985	455	491,564	–	492,019

Common stock issued for services at $1.15 per share			223,974	224	257,276	–	257,500

Stock-based compensation	–	–	–	–	302,780	–	302,780

Debt discount for related party notes payable	–	–	–	–	134,053	–	134,053

Net loss	–	–	–	–	–	(2,469,072)	(2,469,072)

Balance as of March 31, 2013	–	–	28,990,715	28,991	6,706,565	(11,198,852)	(4,463,296)

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

From Inception Through March 31, 2014

						Deficit
						accumulated
	Series A Preferred		Common stock		Additional	during the	Total
					paid-in	development	stockholders'
	Shares	Amount	Shares	Amount	capital	stage	deficit

Stock-based compensation	–	$–	–	$–	$367,691	$–	$367,691

Shares issued for services	–	–	25,000	25	10,475	–	10,500

Shares issued for related-party debt	–	–	535,704	535	226,783	–	227,318

Proceeds from issuance of preferred stock units at $1.40 per unit	2,596,054	2,596	–	–	3,631,881	–	3,634,477

Preferred stock units issued for convertible debt at $1.40 per unit	109,908	110	–	–	153,761	–	153,871

Preferred stock units issued for convertible debt at $1.33 per unit	1,328,831	1,329	–	–	1,770,447	–	1,771,776

Loss on conversion of convertible debt exchanged for preferred stock units at $1.33 per share	–	–	–	–	88,587	–	88,587

Preferred stock units issued for related-party debt at $1.40 per unit	93,643	94	–	–	131,007	–	131,101

Preferred stock units issued for stock offering costs at $1.40 per unit	69,399	69	–	–	(69)	–	–

Preferred stock units issued for research and development at $1.40 per unit	214,285	214	–	–	299,786	–	300,000

Derivative relating to preferred stock down-round protection rights	–	–	–	–	(497,573)	–	(497,573)

Common stock issued for prepaid stock offering costs at $0.35 per share	–	–	375,000	375	130,875	–	131,250

Payroll obligations exchanged for debt exchange warrants	–	–	–	–	1,049,350	–	1,049,350

Accounts payable obligations settled with common stock	–	–	483,333	483	249,684	–	250,167

Payroll obligations settled with common stock at $0.35 per share	–	–	525,715	526	183,474	–	184,000

Related party debt exchanged for debt exchange warrants	–	–	–	–	1,462,651	–	1,462,651

Other common stock warrants issued for financing services	–	–	–	–	445,000	–	445,000

Other common stock warrants issued for research and development	–	–	–	–	201,250	–	201,250

Issuance of new warrants in connection with former convertible note holders	–	–	–	–	83,525	–	83,525

Series A preferred stock offering costs	–	–	–	–	(273,862)	–	(273,862)

Net loss	–	–	–	–	–	(3,355,378)	(3,355,378)

Balance as of March 31, 2014	4,412,120	$4,412	30,935,467	$30,935	$16,421,288	$(14,554,230)	$1,902,405

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative From
	For the Years Ended		Inception through
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(3,355,378)	$(2,469,072)	$(14,554,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,404	336	7,466
Gain on disposal of property and equipment	–	–	(49)
Loss on extinguishment of debt	252,158	–	252,158
Gain on derivative liability	(388,152)	–	(388,152)
Accretion of debt discount	267,224	341,110	911,544
Straight-line of mineral lease payable	(14,640)	(19,519)	–
Stock issued for services	10,500	57,500	68,000
Stock-based compensation expense	367,691	302,780	1,887,479
Warrants issued for research and development	201,250	–	201,250
Stock offering costs for aborted offerings	279,908	–	331,250
Warrants issued for financing costs	445,000	–	445,000
Warrants issued to convertible note holders	83,525	–	83,525
Series A preferred stock units issued for research and development	300,000	–	300,000
Special warrants issued as payment for leases	–	–	188,160
Notes payable issued as payment for leases	–	–	126,840
(Increase) decrease in operating assets:
Receivables	207,046	175,454	–
Prepaid and other current assets	(159,717)	141,912	(255,498)
Related-party receivable	22,324	(22,324)	–
Reclamation deposit	–	(19,065)	(19,065)
Increase (decrease) in operating liabilities:
Accounts payable	(63,389)	(78,954)	394,466
Accrued expenses	(211,386)	330,656	3,030,706
Accrued interest on convertible debt and note payable	118,790	216,423	462,642
Net cash used in operating activities	(1,635,842)	(1,042,763)	(6,526,508)
Cash flows from investing activities:
Acquisition of property and equipment	–	–	(8,524)
Mine permitting costs	(19,135)	–	(19,135)
Disposal of property and equipment	–	–	588
Net cash used in investing activities	(19,135)	–	(27,071)
Cash flows from financing activities:
Proceeds from issuance of notes payable	19,610	–	456,610
Proceeds from issuance of convertible notes payable	150,000	–	895,000
Proceeds from issuance of preferred stock units	3,360,615	–	3,360,615
Proceeds from issuance of related-party notes payable	53,000	74,000	152,000
Proceeds from issuance of common stock and special warrants	–	492,019	2,319,427
(Increase) decrease in prepaid stock offering costs	138,917	(87,575)	–
Increase in deposits for purchase of common stock	–	–	710,214
Net cash received in reverse merger	–	–	852,759
Principal and interest payments on notes payable	(121,139)	–	(187,039)
Net cash provided by financing activities	3,601,003	478,444	8,559,586
Net increase (decrease) in cash	1,946,026	(564,319)	2,006,007
Cash, beginning of the period	59,981	624,300	–
Cash, end of the period	$2,006,007	$59,981	$2,006,007

Supplemental disclosures of cash flow information:
Interest paid	$29,282	$–	$41,435
Income taxes paid	$200	$100	$1,250

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative From
	For the Years Ended		Inception through
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flows from operating activities:
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable to preferred stock units	$1,925,647	$–	$1,925,647
Loss on convertible note conversion to preferred stock units	$88,587	$–	$88,587
Conversion of related-party convertible notes payable to preferred stock units	$131,101	$–	$131,101
Preferred stock units issued for stock offering costs	$92,250	$–	$92,250
Conversion of notes payable to common stock	$–	$–	$666,780
Conversion of related-party notes payable to common stock	$227,319	$–	$227,319
Convertible note issued for accrued expenses	$–	$–	$1,660,832
Issuance of warrants associated with convertible notes payable	$–	$–	$424,266
Common stock issued for stock offering costs	$131,250	$200,000	$331,250
Accounts payable obligations settled with common stock	$250,167	$–	$250,167
Discount on related-party notes payable	$–	$134,053	$134,053
Shares issued to satisfy deposits to purchase common stock	$–	$710,214	$710,214
Related-party convertible note payable exchanged for warrants	$1,462,651	$–	$1,462,651
Payroll obligations settled with common stock	$184,000	$–	$184,000
Warrants issued to satisfy payroll liabilities	$1,049,350	$–	$1,049,350
Embedded derivative resulting from issuance of preferred stock units	$497,573	$–	$497,573

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Nature of Operations

American Sands Energy Corp. (“ASEC” or the “Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah. The Company intends to mine the oil sands ore using conventional mining techniques and use a proprietary solvent to extract oil from the oil sand ore. The proprietary water-free process produces high quality bitumen, recovers nearly 100% of the solvent, requires no tailings ponds, and its only by-product is reclamation ready sand. Since inception, the Company has been engaged in the business of acquiring and developing oil sand assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products. The Company has not generated revenues and is a development stage company.

The Company has acquired rights to approximately 1,760 acres of prime oil sands deposits in the Sunnyside area of Utah. Prior to January 24, 2012, the Company had licensed proprietary extraction technology with Bleeding Rock, LLC (“Bleeding Rock”), which had an exclusive license to a bitumen and hydrocarbon extraction process to separate oil and other hydrocarbons from sand, dirt and other substances. The Company’s Chief Executive Officer is the manager of Bleeding Rock and has an indirect ownership interest therein.

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

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

b) Receivables

The Company has not yet commenced its primary operations and remains a development stage company as of March 31, 2014. As of March 31, 2013, the Company had receivables related to billings to a third-party company for certain research and development expenses incurred. At the end of each reporting period, the Company estimates its allowance for doubtful accounts based on historical information and specific facts and circumstances associated with each customer balance. All receivables outstanding as of March 31, 2013 have been fully collected.

c) Property and Equipment

Property and equipment consist of computers and equipment and are stated at cost and depreciated using the straight-line method over the estimated useful lives of 3 to 7 years.

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

e) Other Assets

The Company capitalizes costs incurred in connection with a stock offering in other assets. These costs are netted against the proceeds of the stock offering, or are expensed when the offering is aborted.  As of March 31, 2013, $287,575 of costs had been incurred for a stock offering that were recorded in other assets. The Company did not have any remaining stock offering costs recorded as of March 31, 2014.

During the year ended March 31, 2014, the Company capitalized $19,135 of costs associated with its mine permitting. There were no mine permitting costs recorded as of March 31, 2013.

As of March 31, 2014 and 2013, the Company has $19,065 of restricted cash that has been paid as part of a reclamation bond related to the Company’s planned mining activities.

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

h) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include preferred stock, outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended March 31, 2014 and 2013. As of March 31, 2014 and 2013, the Company had cumulative, undeclared, dividends that had not been accrued as of the Company’s fiscal year ends related to its preferred stock of $73,600 and $0, respectively, which were added to net loss on the consolidated statement of operations in order to calculate net loss per common share based on the Company’s net loss attributable to common stockholders.

i) Research and Development

The Company continues to develop additional technology related to its proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the years ended March 31, 2014 and 2013, the Company incurred costs of $923,774 and $220,406, respectively, for research and development of its technologies.

j) Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash. Cash is placed on deposit in major financial institutions in the United States. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

k) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company may early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company plans to adopt ASU 2014-10 in its fiscal year ending March 31, 2015 and interim periods therein. The Company’s financial statements will be impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company’s current financial statements will not be affected by the adoption of ASU 2014-09 as the Company has not recognized revenues.

Note 3 – Going Concern

The Company’s financial statements have been prepared on using the going concern assumption which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended March 31, 2014 of $3,355,378 and a net loss for the year ended March 31, 2013 of $2,469,072 and has an accumulated deficit of $14,554,230, as of March 31, 2014. In addition, the Company estimates it will require approximately $75,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company raised net proceeds over $3,600,000 from the sale of Series A preferred stock and has approximately $2,000,000 of cash on hand as of March 31, 2014.  The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sand refining methods. There is no assurance that the Company will be able to obtain the additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2014	2013
Payroll and benefits	$107,367	$1,284,995
Deferred research and development billings	–	178,931
Mineral lease payable	–	89,180
Other	1,003	–

Total accrued expenses	$108,370	$1,553,106

Note 5 – Mineral Leases

During 2005, the Company acquired three oil sands mineral leases: (1) an undivided 40% interest in a 1,120-acre parcel, (2) an undivided 20% interest in the same 1,120-acre parcel, and (3) an undivided 16.666% interest in a 640-acre parcel. These leases are located in Carbon County, Utah. Effective March 31, 2013, the lease terms were extended through December 31, 2016 and the minimum annual lease payments were increased from $224,597 to $276,880.

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

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. Three of our four leases are conditioned upon reaching the production stage by December 31, 2016 and the fourth lease requires production by October 2015. If the Company does not attain average productivity of at least 500 bbl/d by these dates, the interest in the leases may be terminated.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sands ore is mined on their respective properties. Through March 31, 2014, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

March 31,
2015	$276,880
2016	276,880

Total future minimum lease payments	$553,760

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 – Convertible Notes Payable

Through March 31, 2014, the Company had issued $1,515,000 of convertible notes payable pursuant to a $1,750,000 private offering. In connection with the terms of the $1,750,000 private offering, holders of the notes also received 100,286 warrants for each $50,000 loaned to the Company. Through March 31, 2014, the Company granted 3,038,667 warrants in connection with this offering (see Note 11). The Company recorded a debt discount related to the warrants and resulting beneficial conversion feature of $873,589. The unamortized debt discount was $0 and $352,317 as of March 31, 2014 and March 31, 2013, respectively. The warrants issued in connection with the notes expire in April 2014.

During the year ended March 31, 2014, in conjunction with the private placement of the Company’s Series A preferred stock units (see Note 9), $1,440,000 of the convertible notes and $331,776 of accrued interest, along with 2,888,238 warrants, were cancelled and exchanged for 1,328,831 shares of Series A preferred stock together with warrants to purchase 1,328,831 shares of the Company’s common stock at $0.45 per share and 1,328,831 warrants to purchase the Company’s common stock at $0.70 per share. The shares and warrants issued included a 5% premium above what cash investors received as an inducement to convert. The Company recorded a loss of $218,658 in connection with the conversions. During the year ended March 31, 2014, the Company repaid $103,757, including $75,000 of principal and $28,757 of interest. As of March 31, 2014 and 2013, the Company had $0 and $1,417,115 of convertible notes outstanding. During the year ended March 31, 2014, the Company issued 121,259 warrants to certain convertible note holders in exchange for 121,259 of warrants issued in connection with the private placement described above.

In May 2013, the Company borrowed a combined $150,000 from three individuals. The notes bear interest at 6%, are due by June 30, 2014 and are convertible into the Company’s common stock at the same rate as the Company completes a future offering of $2,000,000 or more. On November 7, 2013, the notes and accrued interest were converted into Series A preferred stock units, resulting in 109,908 shares of Series A preferred being issued, together with warrants to purchase 109,908 common shares at $0.45 per share and warrants to purchase 109,908 common shares at $0.70 per share (see Note 11).

Note 7 – Related Party Convertible Notes Payable

On May 31, 2011, the Company converted $214,281 of its outstanding payable to Bleeding Rock into a 6% convertible promissory note. The note is convertible into 535,704 shares of the Company’s common stock. Effective January 1, 2013, the Company modified the terms of the note such that all of the outstanding principal which totaled $214,281 and accrued interest which totaled $20,712 were converted into a new note totaling $234,993 that is non-interest bearing. On August 20, 2013, Bleeding Rock assigned this note to two unrelated third parties, Tenacity L.P. and Kinsale Partners LLC. On October 10, 2013, the convertible promissory note was converted into 535,704 shares of the Company’s common stock in full satisfaction of the obligation.

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

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for the note held by Bleeding Rock and simultaneously canceled the note. The warrants have a 10-year term and an exercise price of $.01 (see Note 11). As of March 31, 2014 and March 31, 2013, the carrying balance of the note was $0 and $1,419,311, respectively, net of the unamortized remaining discount.

In January 2013, the Company borrowed $74,000 from C14 Strategies, a company controlled by the Company’s former President. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. On November 7, 2013, the note and accrued interest were converted into Series A preferred stock units, resulting in 55,307 shares of Series A preferred shares being issued, together with warrants to purchase 55,307 common shares at $0.45 per share and 55,307 common shares at $0.70 per share.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

In July 2013, the Company borrowed $53,000 from Bleeding Rock, a company controlled by the Company’s CEO. The note bears interest at 6% and is due and payable by the earlier of June 30, 2014 or when the Company completes a $2,000,000 equity or debt bridge financing transaction. The note is convertible into common stock of the Company upon completion of a bridge financing transaction at the same price and terms as the bridge financing. On November 7, 2013, the note and accrued interest were converted into Series A preferred stock units, resulting in 38,336 shares of Series A preferred shares being issued, together with warrants to purchase 38,336 common shares at $0.45 per share and 38,336 common shares at $0.70 per share.

Note 8 – Derivative Liability

In connection with the Company issuing its Series A preferred stock units described in Note 9, the Company recorded a derivative liability related to down-round protection provided to the preferred stockholders in the event that the Company sells its common stock at a price below $0.35 per share. With the assistance of a third-party valuation specialist, the Company valued the derivative liability pursuant to the accounting guidance of Accounting Standards Codification (“ASC”) ASC 820-10, Fair Value Measurements. As defined in ASC 820-10, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and March 31, 2013 are summarized as follows:

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$109,421	$109,421

Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$–	$–

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the year ended March 31, 2014:

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Embedded Derivative
Beginning balance, March 31, 2013	$–
Issuances:
Embedded derivatives issued in conjunction with Series A preferred stock units	497,573
Total gains included in earnings	(388,152)
Ending balance, March 31, 2014	$109,421

Given the nature of the derivative liability, the carrying amounts of $109,421 and $0 reported in the accompanying consolidated balance sheets as of March 31, 2014 and March 31, 2013, respectively, were derived from Level 3 inputs and represent management’s best estimate of fair value.

Key assumptions used in the valuation of the embedded derivatives using a Monte Carlo analysis methodology are as follows:

	March 31,
	2014	2013
Threshold barrier	$0.35	–
Average price below $0.35 per share	$0.22	–
Probability of offer below $0.35 per share	3%	–
Preferred share conversion price	$1.40	–
Conversion ratio	6.36	–

Note 9 – Preferred Stock

In October 2013, the Company initiated a preferred stock unit offering to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. Series A preferred stock holders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A preferred stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon.

In November 2013 the board of directors adopted resolutions approving a series of preferred stock designated as the “Series A Preferred Stock,” and a Certificate of Designation was filed with the state of Delaware on November 8, 2013. Under the original designation American Sands Energy Corp. (the “Company”) had authorized 3,250,000 shares of Series A Preferred Stock (the “Series A Stock”).

On March 4, 2014, the board of directors approved a resolution increasing the total number of authorized shares of Series A Stock from 3,250,000 to 4,750,000. On March 5, 2014, the Company filed with the state of Delaware a Certificate of Designation of Series A Preferred Shares to effectuate the increase in authorized shares of Series A Stock, which constitutes an amendment of the Certificate of Incorporation of the Company. Except for the increase in the number of authorized shares, there was no change to the original rights, privileges, and preferences of the Series A Stock. Nevertheless, issuing additional shares of Series A Stock after the increase, which have a preference over the common stock with respect to dividends and in liquidation, would further limit the dollar amount of the participation of the common stock in any amounts that may be distributed by the Company in the future while such shares of Series A Stock are outstanding.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Each unit of the offering sells for $1.40 and entitles the holder to receive one share of Series A preferred stock along with one warrant to purchase a share of the Company’s common stock at $0.45 and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, referred to as “Series A preferred stock units”).

Each holder of Series A preferred stock has the right at any time after the date of issuance to convert their Series A preferred stock by dividing $1.40 by the Conversion Price in effect at the time for such shares. The Conversion Price is the lower of $0.35 per share or the lowest price that any additional shares of common stock were issued after the initial purchase date. Common shares issued in transactions such as granting of employee incentive options pursuant to the Company’s 2011 Long-Term Incentive Plan, shares issued in certain financings, and shares issued to acquire technology or assets do not reduce the Conversion Price. The Series A preferred stock automatically converts upon the Company completing a financing transaction of $10,000,000 or more.

During the six months ended March 31, 2014, the Company issued a total of 4,412,120 Series A preferred stock units. The Company received net cash proceeds of $3,360,615 from selling 2,596,054 Series A preferred stock units and issued an additional 1,532,382 Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in connection with its project permitting process and for general corporate purposes.

Note 10 – Common Stock

Fiscal Year Ended March 31, 2014

On March 31, 2014, the Company issued 525,715 shares of common stock at $0.35 per share to the Company’s CEO to satisfy past payroll obligations totaling $184,000. The board approved the issuance and issue price in August 2013.

On March 31, 2014, the Company issued 333,333 shares of common stock at $0.35 per share to the Company’s CFO to satisfy past accounts payable obligations totaling $116,667. The board approved the issuance and issue price in August 2013.

On March 31, 2014, the Company issued 150,000 shares of common stock at $0.89 per share to a Company controlled by the Company’s former President to satisfy accounts payable obligations totaling $133,350.

As more fully described in Note 7, on October 10, 2013, the Company issued 535,704 shares of common stock to convert a note payable that had principal and accrued interest totaling $227,318.

On July 1, 2013, the Company entered into a consulting agreement with Great Bear, LLC (“Great Bear”) to provide corporate, advisory, and marketing services to the Company. The agreement calls for the Company to issue Great Bear 100,000 shares of restricted common stock as consideration for the services to be provided and to pay a one-time $5,000 fee upon completion of an offering of at least $2,000,000. The term of the agreement is for one year. The Company issued 75,000 shares of common stock to Great Bear on July 15, 2013 and the balance of the shares of common stock was issued on November 6, 2013.

Effective July 11, 2013, the Company entered into a financial advisory agreement (the “Merriman Agreement”) with Merriman Capital, Inc. ("Merriman"), a wholly owned subsidiary of Merriman Holdings, Inc. (OTCQX: MERR). The Merriman Agreement is for a 12-month period and the Company issued 300,000 shares of restricted common stock to Merriman in connection with the Series A preferred stock unit offering. Under the Merriman Agreement, Merriman will advise the Company on strategic initiatives to increase stockholder value, analyze the Company’s operating projections and market conditions and provide the Company with recommendations for the proper positioning of the Company with potential investors. Merriman will also assist the Company in raising its next round of capital. The Company has agreed that Merriman will have unlimited "piggyback" registration rights for a period of three years after the issuance of the shares at the Company's expense (provided that such rights shall not apply to a public offering of the Company’s common stock upon any underwriter’s reasonable assertion in writing that the inclusion of such stock in a public offering would materially impair the marketability of such public offering).

Fiscal Year Ended March 31, 2013

In March 2012, the Company initiated a private placement of units at a price of $50,000 per unit. Each unit is comprised of 43,478 shares of common stock and two-year warrants to purchase another 10,870 shares of common stock at $1.15 per share. The Company sold 634,796 shares of common stock under the private placement agreement resulting in gross proceeds of $710,214. As of March 31, 2012, none of the shares had been issued, and the shares were subsequently issued during the year ended March 31, 2013.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

During the year ended March 31, 2013, the Company sold an additional 454,985 shares of common stock under the private placement agreement resulting in gross proceeds of $492,019. As more fully described in Note 11, the Company issued 272,402 warrants during the year ended March 31, 2013 in connection with this private placement.

During the year ended March 31, 2013, the Company issued 223,974 shares of common stock valued at $257,500 to consulting firms assisting the Company with fund raising.

Note 11 – Warrants

The Company has issued various classes of warrants as described below:

a)

Bridge Warrants

In connection with the issuance of certain notes payable, the Company granted bridge warrants to the note holders. These bridge warrants give the holders the right to purchase shares of the Company’s common stock at $0.40 per share. All of the bridge warrants expired as of September 30, 2013.

b)

Convertible Debt Warrants

In connection with the Company’s $1,750,000 convertible note private offering (see Note 6), the Company granted warrants to the note holders. These warrants give the holders the right to purchase shares of the Company’s common stock at approximately $0.50 per share. In conjunction with the exchange of $1,440,000 of the convertible notes and $331,776 of accrued interest into Series A preferred stock units, 2,663,610 of the convertible debt warrants were returned to the Company and canceled. As of March 31, 2014 and March 31, 2013, there were 174,485 and 3,038,667 convertible debt warrants outstanding, respectively. The 174,475 warrants outstanding as of March 31, 2014 expired on April 30, 2014.

c)

Private Placement Warrants

In connection with the Company’s private placement of common stock initiated in 2012 (see Note 10), the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. As of March 31, 2014 and March 31, 2013, there were 108,700 and 333,571 private placement warrants outstanding, respectively of which 61,169 were issued to brokers associated with the transaction. 86,960 of the warrants expired during the year ended March 31, 2014. In March 2014, the Company issued 121,259 3-year warrants to purchase the Company’s common stock at $1.15 to certain convertible note holders who converted their notes to Series A preferred stock units (see Note 9).

d)

Debt Exchange Warrants

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for a related-party convertible note payable (see Note 7) and simultaneously canceled the note. On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 for a 10-year period. The fair value of the warrants issued in satisfaction of these liabilities was calculated using the Black-Scholes pricing model. Based on the fair value calculation, the amount of the related party convertible note payable and the amount of the outstanding payroll obligation exceeded the fair value of the warrants issued in satisfaction of these obligations. Due to the related party nature of the transaction, the Company did not record a gain on forgiveness of debt, but instead recorded the transaction as an equity transaction.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

e)

Series A Preferred Stock Warrants

In connection with the Company’s offering of its Series A preferred stock units (see Note 9) through March 31, 2014, the Company issued 4,128,436 warrants to purchase the Company’s common stock at $0.45 and 4,128,436 warrants to purchase the Company’s common stock at $0.70 per share. The warrants have a five-year term and a cashless exercise provision.

The Company issued 214,285 of Series A preferred stock units for research and development expenses. The issuance included the Company issuing 214,285 warrants to purchase the Company’s common stock at $0.45 and 214,285 warrants to purchase the Company’s common stock at $0.70 per share.

f)

Broker Warrants

In connection with the Company’s offering of its Series A preferred stock units, through March 31, 2014, the Company issued 649,578 warrants to purchase the Company’s common stock at $0.35 per share for a 5-year period. The warrants were issued to brokers associated with the Series A transactions.

g)

Other Common Stock Warrants

In connection with the amended License Agreement described in Note 1, the Company issued 575,000 warrants to purchase common stock of the Company at $0.01 per share. The estimated fair value of these warrants of $201,250 was recorded as research and development expense during the year ended March 31, 2014.

Note 12 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the year ended March 31, 2014, the Company issued 500,000 options to directors of the Company within the 2011 Plan. The options vest over two years, have an exercise price of $0.35 per share, and expire on July 11, 2018. During the year ended March 31, 2014, the Company issued 360,000 5-year options to third party consultants who help the Company with mine permitting, accounting, and fund raising. 100,000 of these options vested immediately, while 185,000 vest over two years and the remaining 75,000 vest over three years. During the year ended March 31, 2013, the Company issued 450,000 options to officers and directors of the Company within the 2011 Plan. The options vest over four years, have an exercise price of $1.15 per share, and expire on June 15, 2017.

The Company recorded $367,691 and $302,780 of compensation expense during the years ended March 31, 2014 and 2013, respectively, in connection with issuing the options described above. The fair value of stock options granted was determined using the Black Scholes option pricing model based on the following assumptions:

	March 31,
Assumption	2014	2013
Dividend yield	–	–
Weighted average volatility	686.27%	175.45%
Risk-free interest rate	0.99%	0.43%
Expected life (years)	5	5

Expected option lives were based on historical data of the Company. Expected stock price volatility was based on data from comparable public companies. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

The summary of option activity for the years ended March 31, 2014 and 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2012	3,212,500	$0.40	5.95
Granted	450,000	1.15	3.21
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–
Balance as of March 31, 2013	3,662,500	0.49	3.86
Granted	860,000	0.35	4.33
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–

Balance as of March 31, 2014	4,522,500	$0.47	3.95

The weighted average grant-date fair value of options granted during the years ended March 31, 2014 and March 31, 2013 was $0.35 and $1.09, respectively.

Outstanding and exercisable options presented by price range as of March 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.40	3,087,500	4.00	$0.40	3,087,500	$0.40
0.50	75,000	2.46	0.50	56,250	0.50
0.25	50,000	2.88	0.25	37,500	0.25
1.15	450,000	3.21	1.15	300,000	1.15
0.35	685,000	4.28	0.35	228,330	0.35
0.35	75,000	4.39	0.35	18,750	0.35
0.35	100,000	4.62	0.35	100,000	0.35

$0.25-$1.15	4,522,500	3.95	$0.47	3,828,330	$0.45

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis.

As of March 31, 2014, there was $160,091 of total unrecognized compensation cost with a weighted-average remaining vesting period of approximately 1.1 years.

As of March 31, 2014 and 2013, the intrinsic value of outstanding and vested stock options was as follows:

	March 31,
	2014	2013
Intrinsic value - options outstanding	$2,038,525	$1,895,375
Intrinsic value - options exercisable	1,746,236	1,849,250
Intrinsic value - options exercised	–	–

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 13 - Income taxes

Provision for income taxes consists of the following components:

	March 31,
	2014	2013
Current	$1,203	$131
Deferred	–	–
Total	$1,203	$131

Temporary differences and their related deferred income tax assets and (liabilities) are as follows:

	March 31,
	2014	2013
Deferred income tax assets - current:
Accrued liabilities	$–	$1,133,444
Deferred income taxes - long-term:
Net operating loss carry forward	4,844,566	2,419,684
Total deferred income tax assets	4,844,566	3,553,128
Valuation allowance	(4,844,566)	(3,553,128)
Net deferred income tax assets	$–	$–

A reconciliation of (provision) benefit for income taxes provided at the federal statutory rate (34% for fiscal years 2014 and 2013) to actual provision for income taxes is as follows:

	March 31,
	2014	2013
Benefit for income taxes computed at federal statutory rate	$1,140,420	$839,440
State income taxes, net of federal tax benefit	110,688	81,475
Non-deductible expenses	24,591	(117,294)
Other	14,536	(200,602)
Change in valuation allowance	(1,291,438)	(603,150)

Provision for income taxes	$(1,203)	$(131)

Effective tax rate	0.11%	0.02%

As of March 31, 2014, the Company has available for federal and state income tax purposes net operating loss carry-forwards of approximately $13,000,000, which begin to expire in 2025, that may be used to offset future taxable income, if any. Pursuant to Section 382 of the IRS code, current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The Company has provided a full valuation allowance for the tax benefit of the operating loss carry-forwards and other deferred income tax assets due to the uncertainty regarding realization.

Note 14 – Commitments

Effective January 1, 2013, the Company modified its employment contract with its Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share (see Note 11). The term of the employment agreement is in effect through December 31, 2015. On November 7, 2013, the board voted that, upon the completion of the Series A Preferred Offering, the CEO’s outstanding salary would convert into common stock at $0.35 per share. On March 31, 2014, all of the CEO’s past wages totaling $184,000 were converted into 525,715 shares of the

American Sands Energy Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Company’s common stock. As of March 31, 2014 and 2013, the total accrued commitment for the CEO’s past wages was $0 and $1,070,788, respectively.

On March 31, 2011, the Company entered into an employment agreement with its Chief Operating Officer, replacing all previous employment agreements, that provides for initial compensation at an hourly rate of $175 and expense reimbursements. Upon the completion of a financing by the Company of not less than $10,000,000, his compensation will increase to $300,000 annually plus all other benefits normally provided to an employee. This employment agreement terminated May 31, 2014. A new employment agreement was entered into on June 1, 2014 (See Note 15).

The consulting agreement dated October 1, 2011, between the Company and C14 Strategies (the “Consulting Agreement”), an entity controlled by the former President, will remain in force until a Financing Event occurs at which time it will be immediately terminated. Pursuant to the Consulting Agreement, C14 Strategies provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 Strategies is paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or immediately by mutual consent. Effective March 15, 2014, the Consulting Agreement was amended whereby the agreement was extended on a month-to-month basis, the Company paid $30,000 to pay amounts owed as of December 31, 2012 and issued 150,000 shares of common stock valued at $133,500 for services rendered from January 1, 2013 through March 1, 2014. Going forward, compensation pursuant to the agreement is $5,000 per month.

On February 16, 2012, the Company entered into an employment agreement with its Chief Financial Officer. Initially, the agreement was terminable by either party upon 30 days’ notice. Under his employment agreement, the Chief Financial Officer is entitled to receive an annual bonus of up to $120,000, at the discretion of the Board, to be paid on or before December 15th of each year. Effective January 1, 2013, the CFO’s employment agreement was modified and his annual salary was increased to $175,000. On November 7, 2013, the Board voted that, upon the completion of the Series A Preferred Offering, the CFO’s outstanding salary would convert into common stock at $0.35 per share. As of March 31, 2014 and March 31, 2013, the total accrued commitment for the CFO’s past wages was $0 and 131,250, respectively.

Effective March 1, 2014, the Company entered into a consulting agreement for financial public relations services related to progress towards its planned mining operations. The agreement runs through March 31, 2015 and the Company pays $5,000 per month for the services.

Note 15 – Subsequent Events

In April 2014, the Company received $350,000 from the issuances of 250,000 shares of its Series A preferred stock units.

On April 22, 2014, a Series A preferred stock holder exercised 17,857 warrants resulting in the Company receiving $8,035.

On April 23, 2014, a former convertible note holder exercised 50,143 warrants resulting in the Company receiving $25,000.

On June 1, 2014, the Company entered into a new three-year employment agreement with its Chief Operating Officer. Pursuant to the agreement, the Company shall pay $245,000 in annual compensation until such time as the Company completes a capital raise of at least $20,000,000 at which time, the annual compensation will increase to $300,000.

On June 10, 2014, the employment agreement for the Company’s CFO as described in Note 14 was amended to extend the period covered by the agreement through June 30, 2015. Also, the Company granted 125,000 options to the Company’s CFO. The options vest over two years, have a $0.72 per share exercise price and a 5 year term.

On June 25, 2014, the Company entered into an agreement with a consulting firm to prepare an economic feasibility study for the Company’s planned construction and operation of a 5,000 bbl/d tar sands plant. The contract calls for the contractor to be paid on a time and materials basis with a not-to-exceed price of $152,000.

