Form 10-K/A
period 2014-03-31
American Sands Energy Corp.
filed 2014-08-01
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,183,000.

The number of shares outstanding of the registrant’s common stock on July 25, 2014, was 32,180,861.

Explanatory Note

American Sands Energy Corp. (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, to amend and present Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive proxy statement or information statement with respect to our Annual Meeting of Shareholders for 2014. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on June 30, 2014 remains unchanged.

TABLE OF CONTENTS

Page

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	2
Item 11. Executive Compensation	4
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
Item 13. Certain Relationships and Related Transactions and Director Independence	11
Item 14. Principal Accountant Fees and Services	12

PART IV
Item 15. Exhibits	13

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and officers

Set forth in the table below are the names, ages, positions, and business experience of our current directors and executive officers. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position(s)	Director Since	Employment Background
William C. Gibbs*	56	Chief Executive Officer, Chairman & Director	2011	Mr. Gibbs was appointed as Chairman of our Board of Directors and as President and CEO on June 3, 2011. Mr. Gibbs resigned as President on February 16, 2012, but continues as CEO and Chairman. He has also served as the CEO and a director of Green River Resources, Inc., our wholly owned Utah subsidiary since February of 2004. From 2004 until its dissolution on December 31, 2011, he served as President and Chairman of Green River Resources Corp., a Canadian energy technology company focused on the extraction of oil from oil sands and which became a wholly owned subsidiary of our Company on June 3, 2011, until its dissolution on December 31, 2011. Since March 3, 2011 until October 29, 2012, he also served as a director of Colombia Energy Resources, Inc., a company that was engaged in coal mining operations. Mr. Gibbs received his law degrees from Georgetown University (LLM, Securities Regulation), the University of Utah, and Magdalene College (Oxford University) (J.D.). He earned his undergraduate degree from the University of Utah in economics.

William H. Champion*	62	Director	2014	Mr. Champion was appointed as a director on June 10, 2014. Mr. Champion is a senior mining executive with an experience base that spans multiple geographies, cultures and metal and mineral products. Most recently, Mr. Champion was the Managing Director of Rio Tinto Coal Australia, where he managed all coal mining operations in Australia (2009-2013). Mr. Champion has degrees in both Chemical Engineering and Biological Sciences from the University of Arizona.

Mark F. Lindsey*	58	Director	2011	Mr. Lindsey was appointed as a director on June 3, 2011, and has served as a director of our subsidiary, Green River Resources, Inc., since November 2007. Since 2005 he has been the owner of Nibley and Company Limited, a manufacturer’s representative of large specialty equipment for mining and plant operations. Mr. Lindsey graduated from the University of Utah in 1980 and from the Colorado School of Mines in 1990 with a Masters Degree in Mineral and Energy Economics.

Gayle McKeachnie*	71	Director	2011	Mr. McKeachnie has served as a director since June 3, 2011, and has served as a director of our subsidiary, Green River Resources, Inc., since February 2011. He has been self-employed as an attorney since 2008. Mr. McKeachnie is a former Lt. Governor in the State of Utah and served four terms in the Utah House of Representatives. Mr. McKeachnie graduated from the College of Southern Utah in 1967 with a Bachelor of Arts Degree in Political Science and from the University of Utah College of Law in 1970.

Justin Swift*	69	Director	2011	Mr. Swift has served as a director since September 13, 2011. Since January 2010, Mr. Swift has been the founder and principal of Swift Global Results, a private consulting firm in the clean energy field. From 2005 through 2009 he served as Deputy Assistant Secretary for International Affairs in the Office of Fossil Fuel, U.S. Department of Energy.

Edward P. Mooney	54	Director	2011	Edward Mooney has served as a director since April 4, 2011. Mr. Mooney is the President and sole managing member of LIFE Power & Fuels LLC. From 2010 to April 2013, he served as a director of Colombia Energy Resources, Inc., a company engaged in coal mining operations, and served as the Chief Executive Officer from May 2010 through August 2011. Mr. Mooney holds a Masters Degree in Education and a Bachelors Degree in Geography from the California State University System.

Daniel F. Carlson	47	Chief Financial Officer & Secretary	--	Mr. Carlson has served as our Chief Financial Officer since February 16, 2012. He also served as a director of the Company from April 4, 2011 through June 10, 2014. He served as the Chief Financial Officer for LIFE Power & Fuels LLC, a former principal stockholder of our company, from 2009 through May of 2014. Mr. Carlson previously was Chief Financial Officer of Colombia Energy Resources from its inception in December 2009 until June 2011and served as a director of the company from December 2009 until July 2013. Mr. Carlson was a Managing Director of European American Equities, Inc., a registered broker-dealer, from January 2009 until June 2010. Mr. Carlson served as a non-executive director for China Precision Steel, Inc., a NASDAQ-listed Chinese steel processor, from 2008 through 2012. Mr. Carlson holds a Bachelor of Arts degree in Economics from Tufts University achieved in 1989.

Robin Gereluk	54	Chief Operating Officer	--	Mr. Gereluk was appointed as our Chief Operating Officer on June 3, 2011, and has served as COO and Vice-President of our subsidiary, Green River Resources, Inc., since April 2008. From 2012 until June 2014, Mr. Gereluk also served as a manager for Athabasca Oil Corp. Mr. Gereluk was a project engineer for Excelsior Engineering from 2011 until 2012. From 1987 until 2011, Mr. Gereluk was a manager of conventional engineering for Bower Damberger Rolseth Engineering Ltd. Mr. Gereluk graduated from Northern Alberta Institute of Technology in 1981 with a Diploma in Chemistry and from the University of Wyoming in 1987 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Gereluk holds licenses as a Professional Engineer in Alberta and British Columbia, Canada.

Directors are elected to hold office for one year and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are at such time each year as designated by the Board of Directors. Officers of the Company are elected annually by the Board of Directors. Each officer holds his office until his successor is elected and qualified or until earlier termination of the engagement.

William H. Champion and Daniel F. Carlson are related through marriage. There are no other family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

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

Code of Ethics

On November 14, 2011, the Board of Directors adopted a Code of Ethics. The purpose of the Code of Ethics is to set the expectations of the highest standards of ethical conduct and fair dealings. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics was attached as an exhibit to our annual report on Form 10-K filed with the SEC on June 30, 2014. Our Code of Ethics is also available on our corporate website at www.americansands.com.

Audit Committee

The Audit Committee is currently comprised of Messrs. Mooney and Lindsey. Mr. Mooney is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements. The Audit Committee was first created on November 14, 2011. One member of the Audit Committee, Mr. Lindsey, is independent within the meaning of the rules and regulations of the SEC. No Audit Committee member meets the qualifications of an “audit committee financial expert” as defined in SEC regulations.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and changes in ownership of our Common Stock. Such individuals are also required to furnish us with copies of all such ownership reports they file. During the fiscal year ended March 31, 2014, there were no instances of which we are aware in which a director, officer, or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended March 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
William C. Gibbs, CEO	2014	276,000	0	32,189 (3)	308,189
	2013	369,000	27,250 (2)	35,178 (3)	431,428
Daniel F. Carlson, CFO	2014	175,000	0	0	175,000
	2013	43,750	27,250 (2)	0	71,000
Andrew Rosenfeld, President(4)	2014	0	0	120,000	120,000
	2013	0	0	120,000	120,000

(1) The estimated value of options awarded was determined in accordance with FASB ASC 718; see Note 1 in the footnotes to the Consolidated Financial Statements included in the Form 10-K for the year ended March 31, 2014. Amounts reported do not reflect amounts actually received by the officer.

(2) On June 15, 2012, the Board of Directors granted to each director, including Messrs. Gibbs and Carlson, 75,000 options exercisable at $1.15 and expiring on June 15, 2017. The options vest as follows: 1/3 on grant date, 1/3 one year from grant date, and 1/3 to vest at the end of the second year from grant date.

(3) This compensation represents reimbursement for health insurance in the amounts of $17,484 and $14,684, respectively, for the years ended March 31, 2014 and 2013; for life insurance premiums paid by the Company in the amounts of $4,728 and $9,012, respectively, for the years ended March 31, 2014 and 2013; and $9,977 and $7,636 for automobile allowance for the years ended March 31, 2014 and 2013, respectively.

(4) Mr. Rosenfeld served as President of the Company from January 26, 2012 until June 30, 2013.

William C. Gibbs has an employment agreement dated August 1, 2007, with GRC and GRI that was subsequently assumed by us (the “Gibbs Agreement”). The original term of the Gibbs Agreement was through December 31, 2013, and could be extended for successive terms. Annual base salary payable under the agreement was $400,000 plus benefits, which would increase to $450,000 upon receipt of all necessary permits for the oil sands project. The base salary was to accrue until we received funding of $1,000,000. In addition, Mr. Gibbs has the right under the agreement to convert any unpaid salary into our common stock following a funding event of $1,000,000 or more, at the pricing of the funding, if the outstanding balance is not paid within six months of closing. On January 31, 2012, we completed our non-public offering of 10% convertible promissory notes and warrants (the “Funding”). The agreement also provides for health insurance, personal life insurance in an amount of $3,000,000, and a 401(k) plan with a 50% employer match on up to 6% of the employees contributions. By an amendment to the Gibbs Agreement dated August 12, 2009, the term was extended to December 31, 2015 and Mr. Gibbs was provided a car allowance of $900 per month. Effective January 1, 2013, we modified the Gibbs Agreement. Pursuant to the terms of the amendment, Mr. Gibbs’ salary was reduced from $400,000 per year to $276,000 per year. In addition, Mr. Gibbs’ salary would accrue until we have raised $2,000,000 in a debt or equity financing. At the time the financing was completed, Mr. Gibbs would receive four months of accrued salary in cash and the balance of accrued salary in equity equal to the terms of the financing. Also, at that time, Mr. Gibbs would begin to be paid his salary in cash monthly. The Company completed a qualifying financing in March, 2014, and Mr. Gibbs received 4 months accrued salary in cash and 525,715 shares of common stock in payment for his accrued salary. Furthermore, the Company also entered into an exchange agreement with Mr. Gibbs with respect to his outstanding accrued salary, effective September 30, 2013, pursuant to which we issued to him a warrant to purchase 2,260,000 shares of Common Stock of the Company at a price per share of $0.01. The warrant expires 10 years after the issue date and represents full for accrued salary owing to Mr. Gibbs in the amount of $1,049,350. The number of shares subject to the warrant was calculated at a value of $0.50 per share. As of March 31, 2014, Mr. Gibbs has no accrued salary. Upon completion of a $10,000,000 or more financing, Mr. Gibbs’ salary will return to $400,000. All other terms of the Gibbs Agreement remained the same.

Daniel F. Carlson, our CFO, has an employment agreement dated February 16, 2012 (the “Carlson Agreement”). The Carlson Agreement was terminable by either party upon 30 days’ notice. Pursuant to the terms of the agreement, the CFO was entitled to a base salary of $120,000 per year upon the first successful fundraising by us of at least $5,000,000 in equity or convertible securities (the “Financing Event”). Upon completion of the Financing Event, Mr. Carlson would also receive 5-year options to purchase 200,000 shares of our common stock. The options would vest 50% upon the Financing Event and 50% upon the completion of a total of $40,000,000 in equity or debt financing during the term of the agreement. The options will have an exercise price equal to the price per share, or per share equivalent, of the Financing Event. Under the Carlson Agreement, Mr. Carlson was entitled to receive an annual bonus of up to $120,000, at the discretion of the board, to be paid on or before December 15th of each year. As of March 31, 2013, the Financing Event had not been successfully completed. The Carlson Agreement originally expired on June 30, 2012 and, on January 14, 2013, we entered into an amendment to the Carlson Agreement whereby to the term was extended through June 30, 2013. The Agreement expired in accordance with its terms on June 30, 2013. On January 14, 2013, we entered into an amendment to the Carlson Agreement whereby to the term was extended through June 30, 2013. On May 15, 2013, we entered into a subsequent amendment to the Carlson Agreement, effective January 1, 2013. Pursuant to the terms of the amendment, the term of the Carlson Agreement was extended until December 31, 2014 and Mr. Carlson was entitled to a base salary of $175,000 per year, which salary would accrue until we have raised $2,000,000 in a debt or equity financing. At the time the financing was completed, Mr. Carlson would receive four months of accrued salary in cash and the balance of accrued salary in equity equal to the terms of the financing. Also, at that time, Mr. Carlson would begin to be paid his salary in cash monthly. The Company completed a qualifying financing in March, 2014, and Mr. Carlson received 4 months accrued salary in cash and 333,333 shares of common stock in payment for his accrued salary. On June 10, 2014, we entered into a subsequent amendment to the Carlson Agreement, under the terms of which Mr. Carlson’s employment was extended until June 30, 2015. On June 10, 2014, we granted 125,000 options to Mr. Carlson exercisable at $0.72 per share. One-third of the options vest on the grant date, one-third vest on the first one-year anniversary of the grant date, and the remaining one-third vest on the second one-year anniversary of the grant date, and all of the options expire June 10, 2019. The options were granted under the 2011 Long-Term Incentive Plan.

Andrew Rosenfeld, our former President, had an employment agreement dated February 16, 2012 (the “Rosenfeld Agreement”). The Rosenfeld Agreement was terminable by either party upon 30 days’ notice. Pursuant to the terms of the agreement, the President was entitled to a base salary of $240,000 per year upon the first successful fundraising by us of at least $5,000,000 in equity or convertible securities (the “Financing Event”). Upon completion of the Financing Event, Mr. Rosenfeld would also receive 5-year options to purchase 400,000 shares of our common stock. The options would vest 50% upon the Financing Event and 50% upon the completion of a total of $40,000,000 in equity or debt financing during the term of the agreement. The Financing Event did not occur during the term of the Rosenfeld Agreement and the Agreement expired in accordance with its terms on June 30, 2013.

Equity Awards

OUTSTANDING EQUITY AWARDS

As at March 31, 2014

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
William C. Gibbs	1,975,000(1)	-	-	$0.40	3/31/18
	50,000	25,000	25,000	$1.15	6/15/17
Daniel F. Carlson	18,750	6,250	6,250	$0.50	9/15/16
	50,000	25,000	25,000	$1.15	6/15/17
	0	200,000	200,000	-(2)	2/16/17
Andrew Rosenfeld	0	400,000	400,000	-(2)	2/16/17

(1)	These options were granted outside of our 2011 Long-Term Incentive Plan.
(2)	The exercise price of these options will be determined upon the achievement of certain milestones, as described above.

2011 Long-Term Incentive Plan

In May 2011, the Board adopted the 2011 Long-Term Incentive Plan (the “Plan”). The Plan was adopted by the shareholders on September 16, 2011. The purpose of the Plan is to provide eligible persons, including our officers and directors, an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 7,000,000 shares of our common stock authorized for non-statutory and incentive stock options, stock appreciation rights, performance shares, restrictive stock awards, dividend equivalents, and other stock-based awards under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. The Plan is administered initially by the Board of Directors.

Payments to Executives Upon Termination of Employment Agreements

The aforementioned employment agreement with William C. Gibbs provides “accrued benefits” and a “termination payment” in the event of termination as a result of death and termination for disability. Only “accrued benefits” are available to the executive in the event of termination for cause. In the event of voluntary termination by the executive (subject to notice provisions), whether a “termination payment” is granted depends on whether the executive had “good reason.” Under the employment agreement, Mr. Gibbs is also entitled to a “termination payment” in the event of a “change of control.” For the definitions of “accrued benefits,” “change of control,” “termination payment” and any other terms of the employment agreement, see Exhibit 10.1 to the report on Form 10-K filed with the SEC on June 30, 2014.

The aforementioned employment agreement with Daniel Carlson provides “accrued benefits” in the event of termination as a result of death, for “cause,” and voluntary termination by Mr. Carlson. For the definition of “accrued benefits” and any other terms of the employment agreement, see Exhibit 10.5 to the report on Form 10-K filed with the SEC on June 30, 2014.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the last fiscal year ended March 31, 2014:

DIRECTOR COMPENSATION

Name	Salary ($)	Option Awards(1) ($)	Total ($)

Mark F. Lindsey	0	43,750 (2)	43,750
Edward P. Mooney	0	43,750 (2)	43,750 (3)
Justin Swift	0	43,750 (2)	43,750
Gayle McKeachnie	0	43,750 (2)	43,750

(1) The estimated value of options awarded was determined in accordance with FASB ASC 718; see Note 12 in the footnotes to the Consolidated Financial Statements included in the Form 10-K for the year ended March 31, 2014. Amounts reported do not reflect amounts actually received by the officer.

(2) The options were granted under the 2011 Long-Term Incentive Plan.

(3) Mr. Mooney is the managing member of LIFE, which is entitled to compensation under a Management and Services Agreement and which is one of our larger shareholders. As such, he may receive compensation from LIFE either from payments pursuant to such agreement or through sales by LIFE of Company shares. Any such compensation is unquantifiable at this time.

On June 10, 2014, we granted 200,000 options to Mr. Champion, a newly elected director of the Company. The options are exercisable at $0.72 per share and expire June 10, 2019. One-third of the options vest on the grant date, one-third vest on the first one-year anniversary of the grant date, and the remaining one-third vest on the second one-year anniversary of the grant date. The options were granted under the 2011 Long-Term Incentive Plan.

On July 11, 2013, we granted, pursuant to a recommendation of our Compensation Committee, each non-executive director options to purchase 125,000 shares of our common stock for prior service on the Board of Directors. These five-year options have a two-year vesting schedule, with 1/3 vesting immediately, 1/3 on the first anniversary date of the grant, and 1/3 on the second anniversary date. The exercise price of the options is $0.35 per share. The options were granted under, and will be subject to the terms and conditions of, our 2011 Long-term Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of July 25, 2014, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Ownership(2)

William C. Gibbs
4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	18,178,052	(3)	45.5%

Mark F. Lindsey 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	233,334	(4)	*

Edward P. Mooney 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	1,095,375	(5)	3.4%

Daniel F. Carlson 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	1,104,904	(6)	3.4%

Gayle McKeachnie 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	195,834	(7)	*

Justin Swift 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	158,334	(8)	*

William H. Champion 4760 S. Highland Dr. Suite 341 Salt Lake City, Utah 84117	66,667	(9)	*

Executive Officers, Named Executive Officers, and Directors as a Group (8 Persons)	24,282,644		51.4%

Teymuraz Tkebuchava 110 Stuart St. Boston, MA 02116	6,429,574	(10)	16.7%

Bleeding Rock LLC 2610 Hillsden Dr. Holladay, UT 84117	9,989,044	(11)	30.9%

Seaside 88 LP William J. Ritger, Managing Member 2700 N. Ocean Dr. Suite 19 Singer Island, FL 33404	5,232,684	(12)	14.4%

_______________

*Less than 1%.

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this table.

(2) Percentage based on 32,180,860 shares of common stock outstanding as of July 25, 2014.

(3) Includes 2,050,000 shares issuable upon exercise of outstanding options. Also includes 9,835,700 common shares owned by Bleeding Rock LLC, an entity controlled by Mr. Gibbs. Also includes 3,260,000 shares issuable upon exercise of warrants owned by Hidden Peak Partners L.C., an entity controlled by Mr. Gibbs, 76,672 shares issuable upon exercise of warrants owned by Bleeding Rock LLC, an entity controlled by Mr. Gibbs, and 2,260,000 shares issuable upon exercise of warrants owned directly by Mr. Gibbs. Also includes 153,344 common shares issuable upon conversion of 38,336 shares of Series A Convertible Preferred stock owned by Bleeding Rock LLC, an entity controlled by Mr. Gibbs. Also includes 542,336 shares owned directly by Mr. Gibbs.

(4) Represents 233,334 shares issuable upon exercise of vested options.

(5) Includes 482,693 shares owned by Mr. Mooney and 435,598 shares owned by LIFE Power & Fuels LLC, an entity for which Mr. Mooney is the managing member. Also includes 177,084 shares issuable upon exercise of vested options.

(6) Includes 769,487 shares of common stock and 335,417 shares issuable upon exercise of vested options.

(7) Represents 195,834 shares issuable upon exercise of vested options.

(8) Represents 158,334 shares issuable upon exercise of vested options.

(9) Represents 66,667 shares issuable upon exercise of vested options.

(10) Includes 4,285,716 shares issuable upon conversion of Series A Convertible Preferred and 2,142,858 shares issuable upon exercise of warrants.

(11) Includes 9,835,700 shares of common stock and 153,344 shares of common stock issuable upon conversion of Series A Convertible Preferred. These shares are included with the shares beneficially owned by Mr. Gibbs above.

(12) Includes 1,005,150 shares of common stock controlled by Mr. Ritger, 2,818,356 shares issuable upon conversion of Series A Convertible Preferred, and 1,409,178 shares issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth as of March 31, 2014, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	2,035,000(1)(2)	$0.64	4,965,000(2)(3)
Equity compensation plans not approved by security holders	3,087,500	$0.40	0
Total	5,123,500

(1)	Represents options granted under our 2011 Long-Term Incentive Plan.
(2)	The Company has granted 600,000 options to the President and its Chief Financial Officer based upon the achievement of certain financing milestones described above. The option price will be at the price of the Financing Event and the expiration date will be five years from the date of issuance.
(3)	Represents shares available for future issuance under the 2011 Long-Term Incentive Plan.

Change of Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Certain Relationships

Andrew Rosenfeld is the former president of the Company. The Company entered into a consulting agreement dated October 1, 2011, with C14 Strategy (the “2011 Consulting Agreement”), an entity controlled by Mr. Rosenfeld. This Agreement provided that it would remain in force until a Financing Event, at which time it will be immediately terminated. Pursuant to the Consulting Agreement, C14 provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 was paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or by mutual consent. On March 14, 2014, the Company and C14 Strategy amended the 2011 Consulting Agreement such that past due fees of $30,000 were paid in cash and the balance of accrued fees were paid off by issuance of 150,000 shares of the Company’s common stock. In addition, starting April 1, 2014, the monthly payment for services to C14 was reduced to $5,000. As of March 31, 2014, there were no accrued fees owed to C14 Strategy under the 2011 Consulting Agreement.

In January 2013, the Company borrowed $74,000 from C-14 Strategies. In November 2013, the note converted into 55,307 units, each unit consisting of one share of Series A preferred stock, one warrant to purchase a share of the Company’s common stock at $0.45, and one warrant to purchase the Company’s common stock at $0.70 per share.

On June 15, 2012, we approved a Management and Services Agreement (the “LIFE Agreement”) with Life Power & Fuels LLC (“LIFE”). Under the LIFE Agreement, LIFE will provide us with general corporate advisory services, financial advisory services, merger acquisition services, equipment leasing, lines of credit, equipment financing, and other debt or credit facilities. In exchange for services, we will pay LIFE a monthly fee of $25,000 which will be accrued until we raise a minimum of $3,500,000 in an equity or debt offering. At such time, LIFE will have the option to convert all outstanding accrued amounts into the equity or debt instruments issued by us in such offering. The term of the 36-month LIFE Agreement commenced on April 1, 2012, and renews automatically for an additional 12 months on each succeeding anniversary unless terminated in writing by either party. Various members of LIFE’s management and limited partners are also affiliated with our company including Messrs. Carlson, our Chief Financial Officer and Mooney, our Audit Committee Chairman. On May 15, 2013, we amended the LIFE Agreement, The amendment provides that, effective January 1, 2013, any amounts then accrued and payable to LIFE Power & Fuels, LLC were reduced by $200,000. In addition, the monthly fee payable under our agreement with LIFE was reduced to $5,000 until Mr. Carlson, our Chief Financial Officer, is no longer employed by us, at which time the monthly fee will increase to $25,000. The monthly fee will accrue until we complete a financing of at least $10,000,000, at which time the accrued amount will convert into debt or equity instruments under the same terms as the financing.

Effective January 24, 2012, we entered into a Termination Agreement with Green River Resources, Inc. (“GRR”), our wholly owned subsidiary (the “Termination Agreement”). The purpose of the agreement was to terminate the Operating Agreement dated May 31, 2005, as amended, between Bleeding Rock LLC (“Bleeding Rock”) and GRR (the “Operating Agreement”). William C. Gibbs, our Chief Executive Officer, a director, and principal shareholder of the Company, is an owner and manager of Bleeding Rock. Pursuant to the Operating Agreement, GRR had obtained the rights through Bleeding Rock to utilize a process for the development, engineering and extraction of hydrocarbons from tar sands. We effectuated the termination of the Operating Agreement because in January 2012 we entered into a license for similar technology from an unrelated third party. In partial consideration for Bleeding Rock agreeing to terminate the Operating Agreement, we agreed to pay a royalty to Bleeding Rock equal to 1.5% of the gross receipts from future projects using the technology, excluding the current project in Sunnyside,

As of the date of the Termination Agreement, GRR owed $1,446,551.00 to Bleeding Rock payable under the terms of the Operating Agreement. In connection with the termination of the Operating Agreement, GRR issued a 5% convertible promissory note to Bleeding Rock for this amount (“GRR Note”). The note is due and payable in one year from the date of the note and is convertible into shares of our common stock any time before maturity at the rate of one share for each $0.50 of principal or interest converted. We are not responsible for the repayment of the note issued by GRR. Effective on the date of termination, Bleeding Rock assigned its interest in the note to Hidden Peak Partners LC (“HPP”). Hidden Peak Partners LLC is owned by William C. Gibbs, our CEO, Chairman, and a principal stockholder, by Brigham Gibbs, the brother of William C. Gibbs, and by William G. Gibbs, the father of William C. Gibbs. Hidden Peak owns 50% of Bleeding Rock LLC, which owns 9,989,044 shares of the Company. William C. Gibbs is the Manager of Hidden Peak. Effective September 30, 2013, the Company entered into an Exchange Agreement (the “HPP Agreement”) with HPP. The HPP Agreement provides that the GRR Note, as amended, is exchanged for a warrant to purchase 3,260,000 shares of Common Stock of the Company (the “HPP Warrant”), at a price per share of $0.01. The HPP Warrant has a term of ten (10) years.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the NYSE Amex, now known as the NYSE MKT, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that William H. Champion, Mark F. Lindsey, Gayle McKeachnie, and Justin Swift meet this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Tanner, LLC audited our consolidated financial statements for the years ended March 31, 2014 and 2013. Tanner, LLC has served as our independent registered public accounting firm since April 5, 2011.

Our Audit Committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the consolidated financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee has reviewed and discussed the audited consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014, with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The Committee also has reviewed and discussed with our independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those consolidated financial statements with accounting principles generally accepted in the United States, its judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Committee by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Committee has received the written disclosures and the letter from Tanner LLC required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with Tanner LLC its independence.

Based on the considerations and discussions referred to above, the Audit Committee and Board of Directors approved the audited consolidated financial statements for years ended March 31, 2014 and 2013 and their inclusion in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the Securities and Exchange Commission.

Services Provided By the Independent Public Accountant and Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate audit fees billed by our independent registered public accounting firm, Tanner, LLC for the years ended March 31, 2014 and March 31, 2013, were as follows:

Fiscal Year Ended	Amount
March 31, 2014	$62,500
March 31, 2013	$59,700

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. During the year ended March 31, 2014, we were billed a total of $7,600 for reviews of draft registration statements.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. We were not billed any such fees.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm, of which there were none.

Audit Committee Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

The Audit Committee of the board of directors maintains a pre-approval policy with respect to material audit and non-audit services to be performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the accountant’s independence. Before engaging the independent registered public accounting firm to render a service, the engagement must be either specifically approved by the Audit Committee, or entered into pursuant to the pre-approval policy.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Exchange Agreement dated April 29, 2011	8-K	000-53167	99.1	5/10/11
2.2	Amendment dated June 3, 2011, to Stock Exchange Agreement dated April 29, 2011	10-K	000-53167	2.2	6/9/11
2.3	Agreement and Plan of Merger dated October 7, 2011, between Millstream Ventures, Inc., a Nevada corporation, and American Sands Energy Corp., a Delaware corporation	10-Q	000-53167	2.1	11/17/11
3.1	Delaware Certificate of Incorporation, as amended	10-Q	000-53167	3.1	11/17/11
3.2	Bylaws, as amended August 28, 2012	10-K	000-53167	3.2	6/30/14
3.3	Nevada Articles of Merger	8-K	000-53167	3.2	10/24/11
3.4	Delaware Certificate of Merger	8-K	000-53167	3.3	10/24/11
3.5	Designation of Series A Preferred Stock	10-Q	000-53167	3.1	2/19/14
3.6	Certificate of Designation of Series A Preferred Shares as filed March 5, 2014	8-K	000-53167	3.1	3/5/14
4.1	2011 Long-Term Incentive Plan	10-K	000-53167	4.1	6/9/11
10.1	Employment Agreement dated August 1, 2007, as amended on August 12, 2009, with William C. Gibbs*	10-K	000-53167	10.1	6/9/11
10.2	Employment Agreement dated February 16, 2012, with Andrew F. Rosenfeld*	8-K	000-53167	99.1	2/23/12
10.3	Amendment dated January 14, 2013, to Employment Agreement of Andrew Rosenfeld*	8-K	000-53167	99.2	1/15/13
10.4	Advisory Agreement dated October 1, 2011, with C14 Strategy LLC*	8-K	000-53167	99.2	2/23/12
10.5	Employment Agreement dated February 16, 2012, with Daniel F. Carlson*	8-K	000-53167	99.3	2/23/12
10.6	Amendment dated January 14, 2013, to Employment Agreement of Daniel Carlson*	8-K	000-53167	99.1	1/15/13
10.7	Amended and Restated Employment Agreement with Robin Gereluk dated March 31, 2011*	10-K	000-53167	10.5	6/9/11
10.8	LIFE Power & Fuels LLC Management and Services Agreement dated April 1, 2012*	10-K	000-53167	10.6	6/22/12
10.9	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-K	000-53167	10.7	6/22/12
10.10	Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-K	000-53167	10.8	6/22/12
10.11	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, with Meany Land & Exploration, Inc.	10-K	000-53167	10.9	6/22/12

10.12	Hydrocarbon and Mineral Lease dated October 2009, and Affirmation document dated May 6, 2011, with William G. Gibbs	10-K	000-53167	10.10	6/22/12
10.13	Operating Agreement dated May 31, 2005, and addendum thereto dated August 1, 2008, with Bleeding Rock LLC	10-K	000-53167	10.2	6/9/11
10.14	License, Development and Engineering Agreement dated January 24, 2012 (confidential information has been redacted)	10-K	000-53167	10.12	6/22/12
10.15	Termination Agreement dated January 24, 2012, with Bleeding Rock LLC	10-K	000-53167	10.13	6/22/12
10.16	Gross Royalty Agreement dated January 24, 2012, with Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.14	6/22/12
10.17	5% Convertible Promissory Note dated January 24, 2012, in the principal amount of $1,446,551 issued to Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.15	6/22/12
10.18	6% Convertible Promissory Note dated May 31, 2011, in the principal amount of $214,281 issued to Bleeding Rock LLC	10-K	000-53167	10.16	6/22/12
10.19	Form of 10% Convertible Promissory Note	8-K	000-53167	99.1	2/3/12
10.20	Warrant to Purchase Common Stock	8-K	000-53167	99.2	2/3/12
10.21	Second Amendment dated May 15, 2013, to Employment Agreement with William C. Gibbs	10-K	000-53167	10.21	7/15/13
10.22	Amended and Restated Employment Agreement dated May 15, 2013 with Daniel Carlson	10-K	000-53167	10.21	7/15/13
10.23	Amendment to Management and Services Agreement dated May 15, 2013 with LIFE Power & Fuels, LLC	10-K	000-53167	10.21	7/15/13
10.24	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Hidden Peak Partners LC	10-K	000-53167	10.21	7/15/13
10.25	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Bleeding Rock, LLC	10-K	000-53167	10.21	7/15/13
10.26	Elizabeth Harley Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.1	8/19/13
10.27	Philip Edward Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.2	8/19/13
10.28	William Evans Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.3	8/19/13
10.29	C14 Convertible Promissory Note dated January 13, 2013	10-Q	000-53167	10.4	8/19/13
10.30	Bleeding Rock Promissory Note dated August 20, 2013	8-K	000-53167	99.1	8/23/13
10.31	Exchange Agreement between the Company and Hidden Peak Partners LC, dated September 30,2013	8-K	000-53167	99.1	10/16/13
10.32	Exchange Agreement between the Company and William C. Gibbs, dated September 30, 2013	8-K	000-53167	99.2	10/16/13
10.33	Warrant Agreement with William Gibbs	10-Q	000-53167	10.1	11/19/13
10.34	Warrant Agreement with Hidden Peak Partners LC	10-Q	000-53167	10.2	11/19/13
10.35	Addendum #6 to Hydrocarbon and Mineral Leases dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-Q	000-53167	10.3	11/19/13

10.36	Addendum #8 Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-Q	000-53167	10.4	11/19/13
10.37	Addendum to Hydrocarbon and Mineral Lease dated October 2009, with William G. Gibbs	10-Q	000-53167	10.5	11/19/13
10.38	Amended and Restated License, Development and Engineering Agreement dated November 18, 2013	10-Q	000-53167	10.6	11/19/13
10.39	Warrant Agreement with Universal Oil Recovery LLC	10-Q	000-53167	10.1	2/19/14
10.40	Form of Warrant Agreement with an Exercise Price of $0.45 per Share	10-Q	000-53167	10.2	2/19/14
10.41	Form of Warrant Agreement with an Exercise Price of $0.70 per Share	10-Q	000-53167	10.3	2/19/14
10.42	Warrant Agreement with Merriman Capital, Inc.	10-Q	000-53167	10.4	2/19/14
10.43	Termination of Employment Agreement with Robin Gereluk, effective June 1, 2014, by Green River Resources, Inc.	10-K	000-53167	10.43	6/30/2014	*
10.44	Employment Agreement dated June 1, 2014, by and between American Sands Energy Corp. and Robin Gereluk	10-K	000-53167	10.44	6/30/2014	*
10.45	Amendment to Amended and Restated Employment Agreement dated June 10, 2014, by and between American Sands Energy Corp. and Daniel F. Carlson.	10-K	000-53167	10.45	6/30/2014	*
10.46	Agreement dated June 25, 2014 with FLSmidth.	10-K	000-53167	10.46	6/30/2014	*
14.1	Code of Ethics adopted on November 14, 2011	10-Q	000-53167	99.1	2/17/12
16.1	Letter dated April 5, 2011, from Child, Van Wagoner & Bradshaw, PLLC	8-K	000-53167	16.1	4/5/11
21.1	List of Subsidiaries	10-K	000-53167	21.1	6/22/12
23.1	Consent of Tanner LLC, independent registered public accounting firm	10-K	000-53167	23.1	6/30/14
31.1	Rule 13a-14 (a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14 (a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document	10-K	000-53167	101.INS	6/30/14
101.SCH	XBRL Taxonomy Schema	10-K	000-53167	101.SCH	6/30/14
101.CAL	XBRL Calculation Linkbase	10-K	000-53167	101.CAL	6/30/14
101.DEF	XBRL Definition Linkbase	10-K	000-53167	101.DEF	6/30/14
101.LAB	XBRL Label Linkbase	10-K	000-53167	101.LAB	6/30/14
101.PRE	XBRL Presentation Linkbase	10-K	000-53167	101.PRE	6/30/14

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SANDS ENERGY CORP.
(Registrant)

July 31, 2014
	By:	/s/ Daniel F. Carlson
Daniel F. Carlson Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14 (a) Certification by Principal Executive Officer

31.2	Rule 13a-14 (a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

