Form 10-Q
period 2014-06-30
American Sands Energy Corp.
filed 2014-08-15
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                              to

Commission File Number 000-53167

AMERICAN SANDS ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 S. Main St.

Suite 1800

Salt Lake City, UT  84111

(Address of principal executive offices)

(801) 536-6140

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

The issuer had 32,253,463 shares of common stock, $.001 par value, outstanding as of August 12, 2014.

PART I. FINANCIAL INFORMATION

American Sands Energy Corp.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2014	2014
Assets
Current assets:
Cash	$2,018,721	$2,006,007
Prepaid and other current assets	204,570	255,498

Total current assets	2,223,291	2,261,505

Property and equipment, net	311	518

Other assets	111,359	38,200

Total assets	$2,334,961	$2,300,223

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$320,531	$177,799
Accrued expenses	100,161	108,370
Note payable	–	2,228

Total current liabilities	420,692	288,397

Derivative liability	259,479	109,421

Total liabilities	680,171	397,818

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,750,000 shares designated as Series A preferred stock; 4,633,549 and 4,412,120 Series A preferred shares outstanding, respectively	4,634	4,412
Common stock, $.001 par value: 200,000,000 shares authorized; 31,119,625 and 30,935,467 shares outstanding, respectively	31,120	30,935
Additional paid-in capital	17,062,351	16,421,288
Accumulated deficit	(15,443,315)	(14,554,230)

Total stockholders' equity	1,654,790	1,902,405

Total liabilities and stockholders' equity	$2,334,961	$2,300,223

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	June 30, 2014	June 30, 2013

Revenues	$–	$–

Operating expenses:
General and administrative	567,824	237,615
Mineral lease	69,220	53,135
Research and development	104,328	49,042

Total operating expenses	741,372	339,792

Loss from operations	(741,372)	(339,792)

Other expense:
Interest expense	–	143,085
Loss on derivative	146,302	–

Total other expense	146,302	143,085

Loss before provision for income taxes	(887,674)	(482,877)
Provision for income taxes	(100)	(200)

Net loss	(887,774)	(483,077)

Less: cumulative preferred stock dividends	(96,758)	–

Net loss attributable to common stockholders	$(984,532)	$(483,077)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	31,016,036	28,990,715

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2014

	Series A preferred		Common stock		Additional		Total
					paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance as of March 31, 2014	4,412,120	$4,412	30,935,467	$30,935	$16,421,288	$(14,554,230)	$1,902,405

Stock-based compensation	–	–	–	–	269,880	–	269,880

Proceeds from issuance of preferred stock units at $1.40 per unit	250,000	250	–	–	349,750	–	350,000

Warrants exercised for cash at $0.50 per share	–	–	50,143	50	24,950	–	25,000

Warrants exercised for cash at $0.45 per share	–	–	17,857	18	8,017	–	8,035

Series A preferred stock offering costs	–	–	–	–	(9,000)	–	(9,000)

Conversion of preferred stock to common stock	(28,571)	(28)	114,284	114	(86)	–	–

Preferred stock dividends paid with common stock	–	–	1,874	3	1,308	(1,311)	–

Derivative relating to preferred stock down-round protection rights	–	–	–	–	(3,756)	–	(3,756)

Net loss	–	–	–	–	–	(887,774)	(887,774)

Balance as of June 30, 2014	4,633,549	$4,634	31,119,625	$31,120	$17,062,351	$(15,443,315)	$1,654,790

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(887,774)	$(483,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	83
Loss on derivative liability	146,302	–
Accretion of debt discount	–	103,363
Straight-line of mineral lease payable	–	(4,880)
Stock-based compensation expense	269,880	44,727
(Increase) decrease in operating assets:
Receivables	–	207,046
Prepaid and other current assets	50,928	(42,024)
Related-party receivable	–	22,324
Increase (decrease) in operating liabilities:
Accounts payable	142,732	117,502
Accrued expenses	(8,209)	(157,878)
Accrued interest on convertible debt and note payable	–	39,544
Net cash used in operating activities	(285,934)	(153,270)
Cash flows from investing activities:
Mine permitting costs	(73,159)	–
Net cash used in investing activities	(73,159)	–
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	–	150,000
Proceeds from issuance of preferred stock units	341,000	–
Proceeds from exercise of warrants	33,035	–
Principal and interest payments on notes payable	(2,228)	–
Net cash provided by financing activities	371,807	150,000
Net increase (decrease) in cash	12,714	(3,270)
Cash, beginning of the period	2,006,007	59,981
Cash, end of the period	$2,018,721	$56,711

Supplemental disclosures of cash flow information:
Interest paid	$–	–
Income taxes paid	$200	$–

Cash flows from operating activities:
Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$114	$–
Preferred stock dividends paid with common stock	$1,311	$–
Embedded derivative resulting from issuance of preferred stock units	$3,756	$–

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Nature of Operations

American Sands Energy Corp. (“ASEC” or the “Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah that has not commenced planned principal operations. The Company’s activities since inception have consisted principally of acquiring lease rights, raising capital, performing research and development activities with regard to its oil sands extraction technology, obtaining the required permits necessary to mine the oil sands, and developing the plans to construct a refining facility. The Company’s activities are subject to significant risks and uncertainties including failing to secure the additional funding required to operationalize the Company’s technology.

The Company intends to mine the oil sands ore using conventional mining techniques and use a proprietary solvent to extract oil from the oil sands ore. The proprietary water-free process produces high quality bitumen, recovers nearly 100% of the solvent, requires no tailings ponds, and its only by-product is reclamation ready sand. Since inception, the Company has been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

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

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, the Company terminated its operating agreement with Bleeding Rock. On November 18, 2013, the Company entered into an Amended and Restated License, Development and Engineering Agreement (“Amendment”) with Universal Oil Recovery LLC (“UOR”). The Amendment amends and restates the License Agreement. Pursuant to the terms of the Amendment, the previous royalties of 75% on projects outside of Utah and the minimum royalty of $1,000,000 per year on such agreements have been eliminated. Pursuant to the Amendment, the Company will now pay royalties on projects outside of Utah of 15% of the net fees (net of all costs other than general and administrative expenses) collected by the Company on any license of the technology. In addition, the $25,000 per month management fee is eliminated until a permanent financing is closed (minimum of $25,000,000), at which time the payment will be reinstated. In consideration of the amendment, the Company issued to UOR, 575,000 warrants to purchase common stock of the Company for $0.01 per share, exercisable for ten years (see Note 11). The term of the License Agreement is for 20 years and thereafter so long as production of products using the technology is commercially and economically feasible.

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

c) Research and Development

The Company continues to develop additional technology related to its proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the three months ended June 30, 2014 and 2013, the Company incurred costs of $104,328 and $49,042, respectively, for research and development of its technologies.

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

e) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include preferred stock, outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended June 30, 2014 and 2013. As of June 30, 2014 and 2013, the Company had cumulative, undeclared, dividends that had not been accrued related to its preferred stock of $170,358 and $0, respectively. For the three months ended June 30, 2014 and 2013, the Company had accrued preferred stock dividends of $96,758 and $0, respectively which were added to net loss in the consolidated statement of operations in order to calculate net loss per common share based on the Company’s net loss attributable to common stockholders.

f) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10, Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company may early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.

The Company adopted this standard effective April 1, 2014. The Company’s financial statements have been impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company’s current financial statements will not be affected by the adoption of ASU 2014-09 as the Company has not recognized revenues to date.

Note 3 – Going Concern

The Company’s financial statements have been prepared using the going concern assumption which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended June 30, 2014 of $887,774 and has an accumulated deficit of $15,443,315 as of June 30, 2014. In addition, the Company estimates it will require approximately $75,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company raised net proceeds of approximately $4,000,000 from the sale of Series A preferred stock units and has over $2,000,000 of cash on hand as of June 30, 2014.  The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. There is no assurance that the Company will be able to obtain the additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Mineral Leases

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

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. Three of the four leases are conditioned upon reaching the production stage by December 31, 2016 and the fourth lease requires production by October 2015. If the Company does not attain average productivity of at least 500 bbl/d by these dates, the interest in the leases may be terminated.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sands ore is mined on their respective properties. Through June 30, 2014, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually.

Future minimum lease payments are as follows for the years ending:

June 30,
2015	$276,880
2016	276,880

Total future minimum lease payments	$553,760

Note 5 – Derivative Liability

In connection with the Company issuing its Series A preferred stock units described in Note 6, the Company recorded a derivative liability related to down-round protection provided to the preferred stockholders in the event that the Company sells its common stock at a price below $0.35 per share. With the assistance of a third-party valuation specialist, the Company valued the derivative liability based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices in active markets that are accessible at the measurement date for assets or liabilities.
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3	Unobservable inputs that are used when little or no market data is available, which require the Company to develop its own assumptions about how market participants would value the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and March 31, 2014 are summarized as follows:

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$259,479	$259,479

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$109,421	$109,421

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2014:

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Embedded Derivative
Beginning balance, March 31, 2014	$109,421
Issuances:
Embedded derivatives issued in conjunction with Series A preferred stock units	3,756
Total losses included in earnings	146,302
Ending balance, June 30, 2014	$259,479

Given the nature of the derivative liability, the carrying amounts of $259,479 and $109,421 reported in the accompanying condensed consolidated balance sheets as of June 30, 2014 and March 31, 2014, respectively, were derived from Level 3 inputs and represent management’s best estimate of fair value.

Key assumptions used in the valuation of the embedded derivatives using a Monte Carlo analysis methodology are as follows:

	June 30,	March 31,
	2014	2014
Threshold barrier	$0.35	$0.35
Average price below $0.35 per share	$0.15	$0.22
Probability of offer below $0.35 per share	3%	3%
Preferred share conversion price	$1.40	$1.40
Conversion ratio	9.33	6.36

Note 6 – Preferred Stock

In October 2013, the Company initiated a preferred stock unit offering to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. Series A preferred stock holders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A preferred stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon. As of June 30, 2014 and March 31, 2014, the liquidation preference for the Series A preferred was $6,526,968 and $6,176,968, respectively.

In November 2013, the board of directors adopted resolutions approving a series of preferred stock designated as the “Series A Preferred Stock,” and a Certificate of Designation was filed with the state of Delaware on November 8, 2013. Under the original designation American Sands Energy Corp. (the “Company”) had authorized 3,250,000 shares of Series A Preferred Stock (“Series A Stock”).

On March 4, 2014, the board of directors approved a resolution increasing the total number of authorized shares of Series A Stock from 3,250,000 to 4,750,000. On March 5, 2014, the Company filed with the state of Delaware a Certificate of Designation of Series A Preferred Shares to effectuate the increase in authorized shares of Series A Stock, which constitutes an amendment of the Certificate of Incorporation of the Company. Except for the increase in the number of authorized shares, there was no change to the original rights, privileges, and preferences of the Series A Stock. Nevertheless, issuing additional shares of Series A Stock after the increase, which have a preference over the common stock with respect to dividends and in liquidation, would further limit the dollar amount of the participation of the common stock in any amounts that may be distributed by the Company in the future while such shares of Series A Stock are outstanding. On March 20, 2014, the board authorized an increase in the preferred stock unit raise from $2,500,000 to $6,650,000.

Each unit of the offering sells for $1.40 and entitles the holder to receive one share of Series A Stock along with one warrant to purchase a share of the Company’s common stock at $0.45 and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, referred to as “Series A preferred stock units”).

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Each holder of Series A Stock has the right at any time after the date of issuance to convert their Series A Stock by dividing $1.40 by the Conversion Price in effect at the time for such shares. The Conversion Price is the lower of $0.35 per share or the lowest price that any additional shares of common stock were issued after the initial purchase date. Common shares issued in transactions such as granting of employee incentive options pursuant to the Company’s 2011 Long-Term Incentive Plan, shares issued in certain financings, and shares issued to acquire technology or assets do not reduce the Conversion Price. The Series A preferred stock automatically converts upon the Company completing a financing transaction of $10,000,000 or more.

The offering was closed for new commitments on March 31, 2014. As of June 30, 2014, the Company had issued a total of 4,662,120 Series A preferred stock units. The Company received net cash proceeds of $3,701,615 from selling 2,846,054 Series A preferred stock units and issued an additional 1,532,382 Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in connection with its project permitting process and for general corporate purposes.

During the quarter ended June 30, 2014, 28,571 shares of Series A Stock were converted into 114,284 shares of common stock and, as of June 30, 2014, there were 4,633,549 shares of Series A Stock outstanding.

Note 7 – Common Stock

During the quarter ended June 30, 2014, 28,571 shares of Series A Stock were converted into 114,284 shares of the Company’s common stock. The Company issued an additional 1,874 shares of common stock to settle cumulative dividends for the Series A preferred shares that were converted.

During the quarter ended June 30, 2014, warrants to purchase 68,000 shares of common stock were exercised resulting in cash proceeds of $33,035.

Note 8 – Warrants

The Company has issued various classes of warrants as described below:

a)

Convertible Debt Warrants

Prior to the fiscal year ended March 31, 2014, the Company issued convertible notes and warrants in a private placement that were exchanged as of March 31, 2014 for Series A preferred stock units, except for 174,485 warrants. During the quarter ended June 30, 2014, 50,143 of these warrants were exercised at $0.50 per common share and the remaining 124,342 warrants expired.

b)

Private Placement Warrants

In connection with the Company’s private placement of common stock initiated in 2012, the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. In March 2014, the Company issued 121,259 3-year warrants to purchase shares of the Company’s common stock at $1.15 per share to certain of the expiring warrant holders. As of June 30, 2014, all 121,259 of the newly issued private placement warrants were outstanding. Also, as of June 30, 2014, all the initial warrants issued in the private placement had expired.

c)

Debt Exchange Warrants

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for a related-party convertible note payable and simultaneously canceled the note. On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 for a 10-year period. The fair value of the warrants issued in satisfaction of these liabilities was calculated using the Black-Scholes pricing model. Based on the fair value calculation, the amount of the related-party convertible note payable and the amount of the outstanding payroll obligation exceeded the fair value of the warrants issued in satisfaction of these obligations. Due to the related-party nature of the transaction, the Company did not record a gain on forgiveness of debt, but instead recorded the transaction as an equity transaction. As of June 30, 2014, all of the 5,520,000 warrants described above remained outstanding.

d)

Series A Preferred Stock Warrants

In connection with the Company’s offering of its Series A preferred stock units (see Note 6) through June 30, 2014, the Company issued 4,447,835 warrants to purchase the Company’s common stock at $0.45 and 4,447,835 warrants to purchase the Company’s common stock at $0.70 per share. The warrants have a 5-year term and a cashless exercise provision. During the three months ended June 30, 2014, 17,857 of the warrants to purchase common stock at $0.45 per share were exercised. As of June 30, 2014, there were 4,429,978 warrants at $0.45 outstanding and 4,447,835 warrants at $0.70 outstanding.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company issued 214,285 of Series A preferred stock units for research and development expenses. The issuance included the Company issuing 214,285 warrants to purchase the Company’s common stock at $0.45 and 214,285 warrants to purchase the Company’s common stock at $0.70 per share. As of June 30, 2014, all of these warrants remained outstanding.

e)

Broker Warrants

In connection with the Company’s offering of its Series A preferred stock units, the Company issued 675,292 warrants to purchase the Company’s common stock at $0.35 per share for a 5-year period. The warrants were issued to brokers associated with the Series A transactions. All of these warrants remained outstanding as of June 30, 2014.

f)

Other Common Stock Warrants

In connection with the amended License Agreement described in Note 1, the Company issued 575,000 warrants to purchase common stock of the Company at $0.01 per share. All of these warrants remained outstanding as of June 30, 2014.

Note 9 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the three months ended June 30, 2014, the Company issued 325,000 options under the 2011 Plan.

The summary of option activity for the three months ended June 30, 2014 is presented below:

The weighted average grant-date fair value of options granted during the three months ended June 30, 2014 was $0.88.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2014	4,522,500	$0.47	3.95
Granted	525,000	0.88	4.07
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–

Balance as of June 30, 2014	5,047,500	$0.51	3.74

Outstanding and exercisable options presented by price range as of June 30, 2014 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.40	3,087,500	3.75	$0.40	3,087,500	$0.40
0.50	75,000	2.21	0.50	56,250	0.50
0.25	50,000	2.64	0.25	37,500	0.25
1.15	450,000	2.96	1.15	300,000	1.15
0.35	685,000	4.03	0.35	228,330	0.35
0.35	75,000	4.14	0.35	18,750	0.35
0.35	100,000	4.38	0.35	100,000	0.35
1.15	200,000	2.64	1.15	200,000	1.15
0.72	325,000	4.95	0.72	108,333	0.72

$0.25-$1.15	5,047,500	3.74	$0.51	4,136,663	$0.49

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis. The Company recognized $269,880 and $44,727 of equity-based compensation expense during the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $247,183 of total unrecognized compensation cost with a weighted-average vesting period of approximately 10 months.

As of June 30, 2014 and June 30, 2013, the intrinsic values of outstanding and vested stock options were as follows:

	June 30,
	2014	2013
Intrinsic value - options outstanding	$776,050	$503,875
Intrinsic value - options exercisable	652,454	474,250
Intrinsic value - options exercised	–	–

Note 10 – Commitments

Effective January 1, 2013, the Company modified its employment contract with its Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share. The term of the employment agreement is in effect through December 31, 2015. On November 7, 2013, the board voted that, the CEO’s outstanding salary would convert into common stock at $0.35 per share. On March 31, 2014, all of the CEO’s past wages totaling $184,000 were converted into 525,715 shares of the Company’s common stock. As of June 30, 2014 and 2013, the total accrued commitment for the CEO’s past wages was $0 and $1,070,788, respectively.

The Company entered into a new employment agreement with its Chief Operating Officer on June 1, 2014. Under the terms of the new agreement, the Chief Operating Officer is entitled to pay of $245,000 in annual compensation until such time as the Company completes a capital raise of at least $20,000,000 at which time, the annual compensation will increase to $300,000.

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

Effective January 1, 2013, the Company modified the Chief Financial Officer’s (“CFO”) employment agreement. Under the terms of the agreement the CFO’s annual salary is $175,000. On November 7, 2013, the Board voted that the CFO’s outstanding salary would convert into common stock at $0.35 per share. As of June 30, 2014 and June 30, 2013, the total accrued commitment for the CFO’s past wages was $0 and $116,667 respectively.

Note 11 – Subsequent Events

In July and August 2014, Series A preferred stock holders converted 278,375 shares of Series A Stock into common stock of the Company, resulting in an issuance of 1,113,500 shares of common stock for the conversion. The Company settled the cumulative dividends on the converted Series A Stock by issuing 20,338 shares of common stock to the holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2014, and with the condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

American Sands Energy Corp. (“ASEC” or “the Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah. We expect to mine the oil sands ore using conventional mining techniques and use a licensed proprietary solvent and process to extract oil from the oil sands ore. Our water-free process produces high quality heavy oil or bitumen, recovers nearly 100% of the solvent, requires no tailings ponds, and its only by-product is reclamation ready sand. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

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

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for a 5,000 barrel per day plant (“bbl/d”). We initially retained a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, to complete an engineering and feasibility study with respect to a commercial plant that would produce up to 3,000 bbl/d. We also retained an engineering firm to demonstrate the technology through a new pilot plant. The pilot test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are also proposing to expand the size of the initial Commercial Facility from the 3,000 bbl/d proposed in the AMEC BDR study, to 5,000 bbl/d. We recently engaged a new engineering firm to prepare a new feasibility report for a 5,000 bbl/d facility. We have also engaged a mining engineering firm to prepare a mine plan and feasibility study and we have also retained an environmental engineering and consulting firm to help us obtain the necessary mine and environmental permits to operate a large mine. On March 6, 2014, we filed a Notice of Intent to Commence Large Mine Operations (“Mine Permit”) with the Utah Department of Oil, Gas and Mining (“DOGM”). Based on the information from our consultants, we believe that additional financing of approximately $75,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce approximately 5,000 bbl/d of bitumen.

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

Business Developments

During the first fiscal quarter, we continued testing our pilot facility. We ran oil sands ore from our site at Sunnyside and ore from other locations in the Green River formation. The results continue to be satisfactory and to validate our technology.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Notes 2 and 3 to our condensed consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2014 for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the quarter ended June 30, 2014 of $887,774 and has an accumulated deficit of $15,443,315 as of June 30, 2014. In addition, the Company will require approximately $75,000,000 to fund capital expenditures to commence principal operations.

Since inception, the Company has not generated any revenue and its financial position is not sufficient to fund its planned business objective for an extended period of time. The Company is dependent on the sale of equity or debt securities in the next twelve months in order to obtain the requisite capital to continue to pursue its business objectives. If the Company is not able to obtain additional capital through the sale of equity or debt securities, it will not be able to commence production.

Mineral Leases – Due to the uncertainty regarding their recoverability, to date all costs to acquire, maintain, and develop mineral leases have been expensed as incurred.

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

Results of Operations

Three Months Ended June 30, 2014 compared to June 30, 2013

During the three months ended June 30, 2014, the Company incurred a net loss of $887,774 compared to a net loss of $483,077 for the three months ended June 30, 2013. During the three months ended June 30, 2014, operating expenses were $741,372, which represented a 118% increase, compared to the three months ended June 30, 2013 when we incurred operating expenses of $339,792. General and administrative expenses increased by 139% from $237,615 during the three months ended June 30, 2013 to $567,824 during the three months ended June 30, 2014. Non-cash stock compensation expense increased by $225,153 from $44,727 for the three months ended June 30, 2013 to $269,880 for the three months ended June 30, 2014. Expenses for professional fees increased by $26,499 to $62,399 for the three months ended June 30, 2014 from $35,900 for the three months ended June 30, 2013 as a result of increased legal fees. Travel expenses increased by $25,636 to $29,929 for the three months ended June 30, 2014 as compared to $4,293 for the three months ended June 30, 2013 due to increased travel associated with fund raising and research and development activities. Public company expenses increased from $1,162 for the three months ended June 30, 2013 to $25,178 for the three months ended June 30, 2014 primarily due to increased costs for investor relations. Overall expenses in the current period are higher because of management increasing spending on permitting and other associated work as the Company expects to complete the permitting process in the near future.

During the three months ended June 30, 2014, the Company incurred $104,328 for research and development expenses which represented a 113% increase from $49,042 of research and development expenses incurred during the three months ended June 30, 2013. The Company increased its research and development activities due to its additional funding obtained through the sale of Series A preferred units. Research and development expenses incurred are for engineering and related expenses incurred to obtain the necessary licenses and permits for the Company to develop its mining assets. In addition, the Company incurred expenses to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand.

Interest expense decreased to $0 for the three months ended June 30, 2014 as compared to $143,085 for the three months ended June 30, 2013. The decrease in interest expense is due to the Company having repaid or converted its debt to equity during the third and fourth quarters of the Company’s fiscal year ended March 31, 2014.

During the year ended March 31, 2014, the Company issued shares of its Series A convertible preferred stock. The preferred stock subscription agreement contains provisions that protect the investors from dilution as a result of the Company issuing shares of stock below certain pricing levels. The Company accounted for this down-round protection as an embedded derivative. During the quarter ended June 30, 2014, the Company recorded a $146,302 loss related to its embedded derivative as opposed to $0 loss during the three months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash of $2,018,721 and working capital of $1,802,598. As of June 30, 2014, the Company had total liabilities of $680,171. As of June 30, 2014, the Company’s total assets were $2,334,961 consisting of cash, prepaid and other current assets, property and equipment, and other assets.

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

The Company requires additional funding to complete these items. This funding is expected to be raised through a private or public offering of common stock. Upon completion of the financing, the Company will be in a position to initiate items 1 through 5 above. Further financing of approximately $75,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that the Company believes will produce approximately 5,000 bbl/d per day of bitumen.

Management anticipates that the Company will be dependent, for the near future, on raising additional capital to fund operating expenses and anticipated growth. The report of the Company’s independent registered public accounting firm for the year ended March 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating losses have been funded through the issuance of equity securities and borrowings. The Company will need additional funding in the future in order to continue its business operations. While the Company continually looks for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to the Company. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on the Company’s ability to achieve its longer-term business objectives, and would adversely affect its ability to continue operating as a going concern.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2014, we did not engage in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

As a smaller reporting company, we have elected not to provide the disclosure required by this item. Notwithstanding, see Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K/A, as filed with the SEC on August 1, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014, 28,571 shares of Series A Preferred were converted into 114,284 shares of the Company’s common stock. The Company issued an additional 1,874 shares of common stock to settle cumulative dividends for the Series A shares that were converted.

During the quarter ended June 30, 2014, warrants to purchase 68,000 shares of common stock were exercised resulting in cash proceeds of $33,035.

Subsequent to the quarter ended June 30, 2014, three additional investors converted shares of Series A Preferred into shares of the Company’s common stock. On July 1, 2014, 214,285 shares of Series A Preferred were converted into 857,140 shares of the Company’s common stock. The Company issued an additional 15,696 shares of common stock to settle cumulative dividends for the Series A shares that were converted. On July 10, 2014, 46,233 shares of Series A Preferred were converted into 184,932 shares of the Company’s common stock. The Company issued an additional 3,468 shares of common stock to settle cumulative dividends for the Series A shares that were converted. On August 5, 2014, 17,857 shares of Series A Preferred were converted into 71,428 shares of the Company’s common stock. The Company issued an additional 1,174 shares of common stock to settle cumulative dividends for the Series A shares that were converted.

Each of the transactions described above was effectuated in reliance on Section 3(a)(9) or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

American Sands Energy Corp.

Date: August 15, 2014	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2014	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

