Form 10-Q
period 2014-09-30
American Sands Energy Corp.
filed 2014-11-18
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The issuer had 33,119,763 shares of common stock, $.001 par value, outstanding as of November 11, 2014.

PART I. FINANCIAL INFORMATION

American Sands Energy Corp.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2014	2014
Assets
Current assets:
Cash	$1,529,573	$2,006,007
Prepaid and other current assets	157,414	255,498

Total current assets	1,686,987	2,261,505

Property and equipment, net	104	518

Other assets	202,840	38,200

Total assets	$1,889,931	$2,300,223

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$403,374	$177,799
Accrued expenses	185,416	108,370
Note payable	–	2,228

Total current liabilities	588,790	288,397

Derivative liability	302,382	109,421

Total liabilities	891,172	397,818

Commitments and contingencies (Notes 4 and 10)

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,750,000 shares designated as Series A preferred stock; 4,254,299 and 4,412,120 Series A preferred shares outstanding, respectively	4,254	4,412
Common stock, $.001 par value: 200,000,000 shares authorized; 32,663,560 and 30,935,467 shares outstanding, respectively	32,664	30,935
Additional paid-in capital	17,331,089	16,421,288
Accumulated deficit	(16,369,248)	(14,554,230)

Total stockholders' equity	998,759	1,902,405

Total liabilities and stockholders' equity	$1,889,931	$2,300,223

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$–	$–	$–	$–

Operating expenses:
General and administrative	563,547	591,614	1,131,371	829,229
Mineral lease	69,220	53,136	138,440	106,271
Research and development	233,346	–	337,674	49,042

Total operating expenses	866,113	644,750	1,607,485	984,542

Loss from operations	(866,113)	(644,750)	(1,607,485)	(984,542)

Other expense:
Interest expense	–	147,061	–	290,146
Loss on derivative	42,904	–	189,206	–

Total other expense	42,904	147,061	189,206	290,146

Loss before provision for income taxes	(909,017)	(791,811)	(1,796,691)	(1,274,688)
Provision for income taxes	–	(100)	(100)	(300)

Net loss	(909,017)	(791,911)	(1,796,791)	(1,274,988)

Less: cumulative preferred stock dividends	(73,319)	–	(170,077)	–

Net loss attributable to common stockholders	$(982,336)	$(791,911)	$(1,966,868)	$(1,274,988)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.04)

Weighted average common shares outstanding - basic and diluted	32,373,391	29,308,023	31,699,092	29,149,369

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended September 30, 2014

	Series A preferred		Common stock		Additional		Total
					paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of March 31, 2014	4,412,120	$4,412	30,935,467	$30,935	$16,421,288	$(14,554,230)	$1,902,405

Stock-based compensation	–	–	–	–	522,864	–	522,864

Proceeds from issuance of preferred stock units at $1.40 per unit	250,000	250	–	–	349,750	–	350,000

Warrants exercised for cash at $0.50 per share	–	–	50,143	50	24,950	–	25,000

Warrants exercised for cash at $0.45 per share	–	–	17,857	18	8,017	–	8,035

Series A preferred stock offering costs	–	–	–	–	(8,999)	–	(8,999)

Conversion of preferred stock to common stock	(407,821)	(408)	1,631,284	1,631	(1,223)	–	–

Preferred stock dividends paid with common stock	–	–	28,809	30	18,197	(18,227)	–

Derivative relating to preferred stock down-round protection rights	–	–	–	–	(3,755)	–	(3,755)

Net loss	–	–	–	–	–	(1,796,791)	(1,796,791)

Balance as of September 30, 2014	4,254,299	$4,254	32,663,560	$32,664	$17,331,089	$(16,369,248)	$998,759

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(1,796,791)	$(1,274,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	414	167
Loss on derivative liability	189,206	–
Accretion of debt discount	–	208,243
Straight-line of mineral lease payable	–	(9,759)
Stock offering costs	–	227,143
Stock-based compensation expense	522,864	191,434
(Increase) decrease in operating assets:
Receivables	–	207,046
Prepaid and other current assets	98,084	13,489
Related-party receivable	–	22,324
Increase (decrease) in operating liabilities:
Accounts payable	225,575	166,208
Accrued expenses	77,046	(80,858)
Accrued interest on convertible debt and note payable	–	81,623
Net cash used in operating activities	(683,602)	(247,928)
Cash flows from investing activities:
Mine permitting costs	(164,640)	–
Net cash used in investing activities	(164,640)	–
Cash flows from financing activities:
Proceeds from issuance of notes payable	–	19,610
Proceeds from issuance of convertible notes payable	–	53,000
Proceeds from issuance of preferred stock units, net	341,001	–
Proceeds from issuance of related-party notes payable	–	150,000
Proceeds from exercise of warrants	33,035	–
Principal and interest payments on notes payable	(2,228)	(2,228)
Net cash provided by financing activities	371,808	220,382
Net increase (decrease) in cash	(476,434)	(27,546)
Cash, beginning of the period	2,006,007	59,981
Cash, end of the period	$1,529,573	$32,435

Supplemental disclosures of cash flow information:
Interest paid	$–	–
Income taxes paid	$200	$–

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$1,631	$–
Preferred stock dividends paid with common stock	$18,227	$–
Embedded derivative resulting from issuance of preferred stock units	$3,755	$–
Common stock issued for stock offering costs	$–	$131,250
Related-party convertible note payable exchanged for warrants	$–	$1,462,651
Warrants issued to satisfy payroll liabilities	$–	$1,049,350

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Nature of Operations

American Sands Energy Corp. (“AMSE” or the “Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah that has not commenced planned principal operations. The Company’s activities since inception have consisted principally of acquiring lease rights, raising capital, performing research and development activities with regard to its oil sands extraction technology, obtaining the required permits necessary to mine the oil sands, and developing the plans to construct a refining facility. The Company’s activities are subject to significant risks and uncertainties including failing to secure the additional funding required to operationalize the Company’s technology.

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

The Company has acquired rights to approximately 1,760 acres of prime oil sands deposits in the Sunnyside area of Utah through its mineral leases as more fully described in Note 4 to the condensed consolidated financial statements.

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. In conjunction with the License Agreement, the Company terminated its operating agreement with Bleeding Rock. On November 18, 2013, the Company entered into an Amended and Restated License, Development and Engineering Agreement (“Amendment”) with Universal Oil Recovery LLC (“UOR”). The Amendment amends and restates the License Agreement. Pursuant to the terms of the Amendment, the previous royalties of 75% on projects outside of Utah and the minimum royalty of $1,000,000 per year on such agreements have been eliminated. Pursuant to the Amendment, the Company will now pay royalties on projects outside of Utah of 15% of the net fees (net of all costs other than general and administrative expenses) collected by the Company on any license of the technology. In addition, the $25,000 per month management fee is eliminated until a permanent financing is closed (minimum of $25,000,000), at which time the payment will be reinstated. In consideration of the amendment, the Company issued to UOR, 575,000 warrants to purchase common stock of the Company for $0.01 per share, exercisable for ten years (see Note 8). The term of the License Agreement is 20 years and thereafter so long as production of products using the technology is commercially and economically feasible.

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

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

b) Mineral Leases

In certain cases, the Company capitalizes costs related to investments in mineral lease interests. Such costs include mineral lease acquisition costs. Costs are deferred until such time as the extent of proved developed reserves has been determined and mineral lease interests are either developed, the property sold or the mineral lease rights are allowed to lapse. To date, all exploration and lease costs have been expensed.

c) Research and Development

The Company continues to develop additional technology related to its proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the six months ended September 30, 2014 and 2013, the Company incurred costs of $337,674 and $49,042, respectively, for research and development of its technologies.

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

e) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of dilutive common share equivalents during the period. Common share equivalents include preferred stock, outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, common share equivalents are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and six months ended September 30, 2014 and 2013. As of September 30, 2014 and 2013, the Company had cumulative, undeclared, dividends that had not been accrued related to its preferred stock of $243,677 and $0, respectively. For the three months ended September 30, 2014 and 2013, the Company had accrued preferred stock dividends of $73,319 and $0, respectively, which were added to net loss in the consolidated statements of operations in order to calculate net loss per common share based on the Company’s net loss attributable to common stockholders. For the six months ended September 30, 2014 and 2013, the Company had accrued preferred stock dividends of $170,077 and $0, respectively, which were added to net loss in the consolidated statements of operations in order to calculate net loss per common share based on the Company’s net loss attributable to common stockholders.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10, Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, but early adoption was permitted.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company adopted ASU 2014-10 effective April 1, 2014. The Company’s financial statements have been impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Until the Company begins to recognize revenue, its financial statements will not be affected by the adoption of ASU 2014-09.

Note 3 – Going Concern

The Company’s financial statements have been prepared using the going concern assumption which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the six months ended September 30, 2014 of $1,796,791 and has an accumulated deficit of $16,369,248 as of September 30, 2014. In addition, the Company estimates it will require approximately $150,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties.  The Company raised net proceeds of approximately $4,000,000 from the sale of Series A preferred stock units and has $1,529,573 of cash on hand as of September 30, 2014.  The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. There is no assurance that the Company will be able to obtain the additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Mineral Leases

During 2005, the Company acquired three oil sands mineral leases: (1) an undivided 40% interest in a 1,120-acre parcel, (2) an undivided 20% interest in the same 1,120-acre parcel, and (3) an undivided 16.666% interest in a 640-acre parcel. These leases are located in Carbon County, Utah. Effective September 5, 2014, the first lease was extended through December 31, 2020 and, effective September 26, 2014, the lease terms on the second and third leases were extended through December 31, 2019. The minimum annual lease payments on the leases are $268,915.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the Chief Executive Officer of the Company, for an additional undivided 5% interest in the 640-acre parcel (for a total 21.666% undivided interest in the 640-acre parcel). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre parcel. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and, pursuant to an Addendum dated September 28, 2014, is scheduled to terminate by December 31, 2020, if the property has not reached commercial production.

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. Two of the four leases are conditioned upon reaching the production stage by December 31, 2020, while one of the other leases requires production by December 31, 2019. If the Company does not attain average productivity of at least 500 bbl/d by these dates, the interest in these leases may be terminated.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sands ore is mined on their respective properties. Through September 30, 2014, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually. Once production begins, all rents paid count towards the Company’s production royalty commitments.

Future minimum lease payments are as follows for the years ending:

September 30,
2015	$276,880
2016	276,880
2017	276,880
2018	276,880
2019	276,880
2020	7,965

Total future minimum lease payments	$1,392,365

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and March 31, 2014 are summarized as follows:

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$302,382	$302,382

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$109,421	$109,421

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the six months ended September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Embedded Derivative
Beginning balance, March 31, 2014	$109,421
Issuances:
Embedded derivatives issued in conjunction with Series A preferred stock units	3,755
Total losses included in earnings	189,206
Ending balance, September 30, 2014	$302,382

Given the nature of the derivative liability, the carrying amounts of $302,382 and $109,421 reported in the accompanying condensed consolidated balance sheets as of September 30, 2014 and March 31, 2014, respectively, were derived from Level 3 inputs and represent management’s best estimate of fair value.

Key assumptions used in the valuation of the embedded derivatives using a Monte Carlo analysis methodology are as follows:

	September 30,	March 31,
	2014	2014
Threshold barrier	$0.35	$0.35
Average price below $0.35 per share	$0.13	$0.22
Probability of offer below $0.35 per share	3%	3%
Preferred share conversion price	$1.40	$1.40
Conversion ratio	10.77	6.36

Note 6 – Preferred Stock

In October 2013, the Company initiated a preferred stock unit offering to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. On March 20, 2014, the board authorized an increase in the preferred stock unit raise from $2,500,000 to $6,650,000. Each unit of the offering sells for $1.40 and entitles the holder to receive one share of Series A Preferred Stock (the “Series A Stock”) along with one warrant to purchase a share of the Company’s common stock at $0.45 and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, referred to as “Series A preferred stock units”).

In November 2013, the board of directors adopted resolutions approving a series of preferred stock designated as the “Series A Preferred Stock,” and a Certificate of Designation was filed with the state of Delaware. On March 4, 2014, the board of directors approved a resolution increasing the total number of authorized shares of Series A Stock from 3,250,000 to 4,750,000. On March 5, 2014, the Company filed with the state of Delaware a Certificate of Designation of Series A Preferred Shares to effectuate the increase in authorized shares of Series A Stock. There was no change to the original rights, privileges, and preferences of the Series A Stock.

Series A preferred stockholders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A Stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon. As of September 30, 2014 and March 31, 2014, the liquidation preference for the Series A Stock was $5,956,019 and $6,176,968, respectively.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Holders of Series A Stock have the right at any time after the date of issuance to convert their Series A Stock to common stock based on a ratio determined by dividing $1.40 by the Conversion Price in effect at the time for such shares. The Conversion Price is the lower of $0.35 per share or the lowest price that any additional shares of common stock were issued after the initial purchase date. Common shares issued in transactions such as granting of employee incentive options pursuant to the Company’s 2011 Long-Term Incentive Plan, shares issued in certain financings, and shares issued to acquire technology or assets do not reduce the Conversion Price. The Series A Stock automatically converts upon the Company completing a financing transaction of $10,000,000 or more.

The offering was closed for new commitments on March 31, 2014. As of September 30, 2014, the Company had issued a total of 4,662,120 Series A preferred stock units. The Company received net cash proceeds of $3,701,615 from selling 2,846,054 Series A preferred stock units and issued an additional 1,532,382 Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in connection with its project permitting process and for general corporate purposes.

During the six months ended September 30, 2014, 407,821 shares of Series A Stock were converted into 1,631,284 shares of common stock and, as of September 30, 2014, there were 4,254,299 shares of Series A Stock outstanding.

Note 7 – Common Stock

During the six months ended September 30, 2014, 407,821 shares of Series A Stock were converted into 1,631,284 shares of the Company’s common stock. The Company issued an additional 28,809 shares of common stock to settle cumulative dividends for the shares of Series A Stock that were converted.

Note 8 – Warrants

The Company has issued various classes of warrants as described below:

a)

Convertible Debt Warrants

Prior to the fiscal year ended March 31, 2014, the Company issued convertible notes and warrants in a private placement that were exchanged as of March 31, 2014 for Series A preferred stock units, except for 174,485 warrants. During the six months ended September 30, 2014, 50,143 of these warrants were exercised at $0.50 per common share and the remaining 124,342 warrants expired.

b)

Private Placement Warrants

In connection with the Company’s private placement of common stock initiated in 2012, the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. In March 2014, the Company issued 121,259 3-year warrants to purchase shares of the Company’s common stock at $1.15 per share to certain of the expiring warrant holders. As of September 30, 2014, all 121,259 of the newly issued private placement warrants were outstanding. Also, as of September 30, 2014, all the initial warrants issued in the private placement had expired.

c)

Debt Exchange Warrants

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for a related-party convertible note payable and simultaneously canceled the note. On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 for a 10-year period. The fair value of the warrants issued in satisfaction of these liabilities was calculated using the Black-Scholes pricing model. Based on the fair value calculation, the amount of the related-party convertible note payable and the amount of the outstanding payroll obligation exceeded the fair value of the warrants issued in satisfaction of these obligations. Due to the related-party nature of the transaction, the Company did not record a gain on forgiveness of debt, but instead recorded the transaction as an equity transaction. As of September 30, 2014, all of the 5,520,000 warrants described above remained outstanding.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

d)

Series A Preferred Stock Warrants

In connection with the Company’s offering of its Series A preferred stock units (see Note 6) through September 30, 2014, the Company issued 4,447,835 warrants to purchase the Company’s common stock at $0.45 and 4,447,835 warrants to purchase the Company’s common stock at $0.70 per share. The warrants have a 5-year term and a cashless exercise provision. As of September 30, 2014, there were 4,429,978 warrants at $0.45 outstanding and 4,447,835 warrants at $0.70 outstanding.

The Company issued 214,285 of Series A preferred stock units for research and development expenses. The issuance included the Company issuing 214,285 warrants to purchase the Company’s common stock at $0.45 and 214,285 warrants to purchase the Company’s common stock at $0.70 per share. As of September 30, 2014, all of these warrants remained outstanding.

e)

Broker Warrants

In connection with the Company’s offering of its Series A preferred stock units, the Company issued 675,292 warrants to purchase the Company’s common stock at $0.35 per share for a 5-year period. The warrants were issued to brokers associated with the Series A transactions. All of these warrants remained outstanding as of September 30, 2014.

f)

Other Common Stock Warrants

In connection with the amended License Agreement described in Note 1, the Company issued 575,000 warrants to purchase common stock of the Company at $0.01 per share. All of these warrants remained outstanding as of September 30, 2014.

Note 9 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the six months ended September 30, 2014, the Company issued 1,400,000 options under the 2011 Plan. The weighted average grant-date fair value of options granted during the six months ended September 30, 2014 was $0.66.

The summary of option activity for the six months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2014	4,522,500	$0.47	3.95
Granted	1,400,000	0.74	4.52
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–

Balance as of September 30, 2014	5,922,500	0.53	3.70

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Outstanding and exercisable options presented by price range as of September 30, 2014 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.25	50,000	2.38	$0.25	37,500	$0.25
0.35	860,000	3.83	0.35	347,080	0.35
0.40	3,087,500	3.50	0.40	3,087,500	0.40
0.50	75,000	1.96	0.50	56,250	0.50
0.65	875,000	4.89	0.65	291,667	0.65
0.72	325,000	4.70	0.72	108,333	0.72
1.15	650,000	2.61	1.15	500,000	1.15

$0.25-$1.15	5,922,500	3.70	0.53	4,428,330	0.50

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis. The Company recognized $522,864 and $191,434 of equity-based compensation expense during the six months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $562,948 of total unrecognized compensation cost with a weighted-average vesting period of approximately 17 months.

The intrinsic values of outstanding and vested stock options were as follows:

	September 30,
	2014	2013
Intrinsic value - options outstanding	$450,250	$4,000
Intrinsic value - options exercisable	370,188	2,000
Intrinsic value - options exercised	–	–

Note 10 – Commitments

Effective January 1, 2013, the Company modified its employment contract with its Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share. The term of the employment agreement is in effect through December 31, 2015. On November 7, 2013, the board voted that, the CEO’s outstanding salary would convert into common stock at $0.35 per share. On March 31, 2014, all of the CEO’s past wages totaling $184,000 were converted into 525,715 shares of the Company’s common stock. As of September 30, 2014 and 2013, the total accrued commitment for the CEO’s past wages was $0 and $1,070,788, respectively.

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

The consulting agreement dated October 1, 2011, between the Company and C14 Strategies (the “Consulting Agreement”), an entity controlled by the former President, will remain in force until a Financing Event occurs at which time it will be immediately terminated. Pursuant to the Consulting Agreement, C14 Strategies provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 Strategies is paid $10,000 per month. The contract is terminable any time on 60 days’ notice, or immediately by mutual consent. Effective March 15, 2014, the Consulting Agreement was amended whereby the agreement was extended on a month-to-month basis, the Company paid $30,000 to pay amounts owed as of December 31, 2012 and issued 150,000 shares of common stock valued at $133,500 for services rendered from January 1, 2013 through March 1, 2014. Going forward, compensation pursuant to the agreement is $5,000 per month. Effective September 1, 2014, this agreement was further modified to reduce the monthly compensation to $2,000 per month.

Effective January 1, 2013, the Company modified the Chief Financial Officer’s (“CFO”) employment agreement. Under the terms of the agreement the CFO’s annual salary is $175,000. On November 7, 2013, the Board voted that the CFO’s outstanding salary would convert into common stock at $0.35 per share. As of September 30, 2014 and September 30, 2013, the total accrued commitment for the CFO’s past wages was $0 and $131,250 respectively.

Note 11 – Subsequent Events

Subsequent to September 30, 2014, three additional investors converted shares of Series A Stock into shares of the Company’s common stock. On October 2, 2014, 50,000 shares of Series A Stock were converted into 200,000 shares of the Company’s common stock. The Company issued an additional 4,521 shares of common stock to settle cumulative dividends for the Series A shares that were converted. On October 8, 2014, 46,089 shares of Series A Stock were converted into 184,356 shares of the Company’s common stock. The Company issued an additional 5,976 shares of common stock to settle cumulative dividends for the Series A shares that were converted. On October 13, 2014, 15,000 shares of Series A Stock were converted into 60,000 shares of the Company’s common stock. The Company issued an additional 1,350 shares of common stock to settle cumulative dividends for the Series A shares that were converted.

In November 2014, the Company received the completed feasibility studies for the processing plant and for the mine.

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

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our current and future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Overview

American Sands Energy Corp. (“AMSE” or “the Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah. We expect to mine the oil sands ore using conventional mining techniques and use a licensed proprietary solvent and process to extract oil from the oil sands ore. Our water-free process produces high quality heavy oil or bitumen, recovers nearly 100% of the solvent, requires no tailings ponds, and its only by-product is reclamation ready sand. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

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

Contemporaneously with the pursuit of the permitting of the project, we will also finalize engineering and equipment for a plant that will process up to 10,000 tons of oil sand ore per day and produce up to 9,000 barrels per day (“bbl/d”) of bitumen. We have retained a leading North American engineering firm, FLSmidth USA, Inc., to complete an engineering and feasibility study with respect to a commercial plant that will produce up to 9,000 bbl/d of bitumen. We also retained an engineering firm to demonstrate the technology through a pilot plant. The pilot test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are moving forward with an initial Commercial Facility capable of producing up to 9,000 bbl/d of bitumen. We have also engaged a mining engineering firm to prepare a mine plan and feasibility study and we have also retained an environmental engineering and consulting firm to help us obtain the necessary mine and environmental permits to operate a large mine. On March 6, 2014, we filed a Notice of Intent to Commence Large Mine Operations (“Mine Permit”) with the Utah Department of Oil, Gas and Mining (“DOGM”). Based on the information from our consultants, we believe that additional financing of approximately $150,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce up to approximately 9,000 bbl/d of bitumen.

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

Based on the pilot test results and recommendations from our engineering consultants, we have evaluated the feasibility and costs of scaling the process into a plant that will initially process up to 9,000 bbl/d of bitumen, with possible future expansion of facilities, subject to market conditions, accessible resources, and the availability of financing on terms acceptable to us.

Our pilot test also confirms lab tests that our process works on oil sands from other locations in the world. This may allow us to use our process in other locations around the world where other “oil wet” oil sands are located.

We anticipate initially that our entire estimated output of 9,000 bbl/d of bitumen could be delivered to refineries located in the Salt Lake City area via truck, with one to two refiners as our customer(s). If we develop new facilities with a view to expanding production, we will evaluate supplying product to multiple refineries and more distant locations via rail, based on price and transportation costs.

Business Developments

During the first quarter of fiscal 2015, we continued testing our pilot facility. We ran oil sands ore from our site at Sunnyside and ore from other locations in the Green River formation. The results continue to be satisfactory and to validate our technology.

We have submitted a Notice of Intention to Commence Large Mining Operations (“NOI”) on March 5, 2014 to the Utah Division of Oil, Gas & Mining (“DOGM”). In October, we submitted an updated NOI to DOGM. We received comments from DOGM with respect to our NOI on April 16, 2014 and refiled the NOI in October 2014, in response to those comments.

In November 2014, we received our completed feasibility studies for the processing plant, from FLSmidth USA, Inc., and for the mine from Mine Engineers, Inc.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Notes 2, 3 and 4 to our condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2014 for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the six months ended September 30, 2014 of $1,796,791 and has an accumulated deficit of $16,369,248 as of September 30, 2014. In addition, the Company will require approximately $150,000,000 to fund capital expenditures to commence principal operations.

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

Results of Operations

Three Months Ended September 30, 2014 compared to September 30, 2013

During the three months ended September 30, 2014, the Company incurred a net loss of $909,017 compared to a net loss of $791,911 for the three months ended September 30, 2013. During the three months ended September 30, 2014, operating expenses were $866,113, which represented a 34% increase, compared to the three months ended September 30, 2013 when we incurred operating expenses of $644,750.

General and administrative expenses decreased by 5% from $591,614 during the three months ended September 30, 2013 to $563,547 during the three months ended September 30, 2014. The decrease in general and administrative expenses was mainly due to $239,352 of financing costs related to a terminated offering that were recognized during the quarter ended September 30, 2013 compared to $4,000 of such costs during the quarter ended September 30, 2014. Non-cash stock compensation expense increased by $112,251 from $140,734 for the three months ended September 30, 2013 to $252,985 for the three months ended September 30, 2014 and costs for professional fees, travel expenses, and public company expenses were $61,265, $18,925, and $29,844 during the quarter ended September 30, 2014 as compared to $42,824, $182, and $6,452 during the quarter ended September 30, 2013.

During the three months ended September 30, 2014, the Company incurred $233,346 for research and development expenses as compared to $0 during the three months ended September 30, 2013. The Company increased its research and development activities due to its additional funding obtained through the sale of Series A preferred units. Research and development expenses incurred are for engineering and related expenses incurred to obtain the necessary licenses and permits for the Company to develop its mining assets. In addition, the Company incurred expenses to continue operating a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand. Research and development costs for the quarter increased as a result of the Company hiring its Chief Operating Officer (COO) on a full-time basis on June 1, 2014. Prior to that time, this individual was engaged by the Company on a part-time basis as a consultant.

Interest expense decreased to $0 for the three months ended September 30, 2014 as compared to $147,061 for the three months ended September 30, 2013. The decrease in interest expense is due to the Company having repaid or converted its debt to equity during the third and fourth quarters of the Company’s fiscal year ended March 31, 2014.

During the year ended March 31, 2014, the Company issued shares of its Series A convertible preferred stock. The preferred stock subscription agreement contains provisions that protect the investors from dilution as a result of the Company issuing shares of stock below certain pricing levels. The Company accounted for this down-round protection as an embedded derivative. During the quarter ended September 30, 2014, the Company recorded a $42,904 loss related to its embedded derivative as opposed to $0 loss during the three months ended September 30, 2013.

Six Months Ended September 30, 2014 compared to September 30, 2013

During the six months ended September 30, 2014, the Company incurred a net loss of $1,796,791 compared to a net loss of $1,274,988 for the six months ended September 30, 2013. During the six months ended September 30, 2014, our operating expenses were $1,607,485 which represented a 63% increase, compared to operating expenses of $984,542 for the six months ended September 30, 2013.

General and administrative expenses increased to $1,131,371 for the six months ended September 30, 2014 from $829,229 for the six months ended September 30, 2013. Non-cash stock compensation expense increased by $331,430 from $ 191,434 for the six months ended September 30, 2013 to $522,864 for the six months ended September 30, 2014. Professional fees, travel expenses, and public company expenses increased by $136,317 from $90,813 for the six months ended September 30, 2013 to $227,130 for the six months ended September 30, 2014. These increases were partially offset by a $220,145 decrease in financing fees for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.

Current year operating expenses included research and development costs of $337,674 for the six months ended September 30, 2014 compared to $49,042 for the six months ended September 30, 2013. These costs related to the Company developing its technology and mining plans as well as hiring a full-time Chief Operating Officer that had previously been providing services to the Company as a consultant on part-time basis.

Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under the Exchange Act will continue to result in our operating expenses increasing.

Interest expense decreased to $0 for the six months ended September 30, 2014 as compared to $290,146 for the six months ended September 30, 2013. The decrease in interest expense is due to the Company having repaid or converted its debt to equity during the third and fourth quarters of the Company’s fiscal year ended March 31, 2014.

The Company recorded a loss of $189,206 for the six months ended September 30, 2014 as compared to $0 for the six months ended September 30, 2013 related to the embedded derivative associated with the Company’s Series A Preferred stock.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash of $1,529,573 and working capital of $1,098,197. As of September 30, 2014, the Company had total liabilities of $891,172. As of September 30, 2014, the Company’s total assets were $1,889,931 consisting of cash, prepaid and other current assets, property and equipment, and other assets.

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

The Company requires additional funding to complete these items. This funding is expected to be raised through a private or public offering of common stock. Upon completion of the financing, the Company will be in a position to initiate items 1 through 5 above. Further financing of approximately $150,000,000 will be required to open the mine and procure and install the necessary equipment to begin operations of a plant that the Company believes will produce approximately 9,000 bbl/d per day of bitumen.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2014, we did not engage in any off-balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, 379,250 shares of Series A Preferred stock were converted into 1,517,000 shares of the Company’s common stock. The Company issued an additional 26,935 shares of common stock to settle cumulative dividends for the Series A shares that were converted.

Subsequent to September 30, 2014, three additional investors converted shares of Series A Preferred stock into shares of the Company’s common stock. On October 2, 2014, 50,000 shares of Series A Preferred stock were converted into 200,000 shares of the Company’s common stock. The Company issued an additional 4,521 shares of common stock to settle cumulative dividends for the Series A shares that were converted. On October 8, 2014, 46,089 shares of Series A Preferred stock were converted into 184,356 shares of the Company’s common stock. The Company issued an additional 5,976 shares of common stock to settle cumulative dividends for the Series A shares stock that were converted. On October 13, 2014, 15,000 shares of Series A Preferred stock were converted into 60,000 shares of the Company’s common stock. The Company issued an additional 1,350 shares of common stock to settle cumulative dividends for the Series A preferred shares that were converted.

Each of the transactions described above was effectuated in reliance on Section 3(a)(9) or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

The following exhibits are furnished with this report:

31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification by Principal Executive Officer
32.2	Section 1350 Certification by Principal Financial Officer
10.1	Second Addendum to Will G. Gibbs Lease Agreement
10.2	Seventh Addendum to Meany Land & Exploration, Inc. Hydrocarbon and Mineral Lease
10.3	Ninth Addendum to Utah Tar Sands, LLC Hydrocarbon and Mineral Lease
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: November 18, 2014	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2014	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

