Form 10-Q
period 2014-12-31
American Sands Energy Corp.
filed 2015-02-13
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________

Commission File Number 000-53167

American sands energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The issuer had 33,393,828 shares of common stock, $.001 par value, outstanding as of February 10, 2015.

PART I. FINANCIAL INFORMATION

American Sands Energy Corp.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2014	2014
Assets
Current assets:
Cash	$912,513	$2,006,007
Prepaid and other current assets	110,988	255,498

Total current assets	1,023,501	2,261,505

Property and equipment, net	–	518

Other assets	202,840	38,200

Total assets	$1,226,341	$2,300,223

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$206,014	$177,799
Accrued expenses	93,562	108,370
Note payable	–	2,228

Total current liabilities	299,576	288,397

Derivative liability	377,378	109,421

Total liabilities	676,954	397,818

Commitments and contingencies (Notes 3, 4 and 10)

Stockholders' equity:
Preferred stock, $.001 par value: 10,000,000 shares authorized; 4,750,000 shares designated as Series A preferred stock; 4,118,210 and 4,412,120 Series A preferred shares outstanding, respectively	4,118	4,412
Common stock, $.001 par value: 200,000,000 shares authorized; 33,393,828 and 30,935,467 shares outstanding, respectively	33,394	30,935
Additional paid-in capital	17,512,947	16,421,288
Accumulated deficit	(17,001,072)	(14,554,230)

Total stockholders' equity	549,387	1,902,405

Total liabilities and stockholders' equity	$1,226,341	$2,300,223

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenues	$–	$–	$–	$–

Operating expenses:
General and administrative	346,736	315,085	1,478,107	1,144,314
Research and development	134,452	325,096	472,126	374,138
Mineral lease	69,220	53,134	207,660	159,405

Total operating expenses	550,408	693,315	2,157,893	1,677,857

Loss from operations	(550,408)	(693,315)	(2,157,893)	(1,677,857)

Other (income) expense:

(Gain) loss on derivative	74,996	(13,698)	264,202	(13,698)
(Gain) loss on extinguishment of debt	(1,700)	209,360	(1,700)	209,360
Interest expense	–	84,224	–	374,370

Total other (income) expense	73,296	279,886	262,502	570,032

Loss before provision for income taxes	(623,704)	(973,201)	(2,420,395)	(2,247,889)
Provision for income taxes	(406)	(100)	(506)	(400)

Net loss	(624,110)	(973,301)	(2,420,901)	(2,248,289)

Less: cumulative preferred stock dividends	(106,137)	–	(276,214)	–

Net loss attributable to common stockholders	(730,247)	$(973,301)	$(2,697,115)	$(2,248,289)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares outstanding - basic and diluted	33,153,840	29,863,547	32,188,545	29,387,348

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended December 31, 2014

	Series A preferred		Common stock		Additional		Total
					paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of March 31, 2014	4,412,120	$4,412	30,935,467	$30,935	$16,421,288	$(14,554,230)	$1,902,405

Stock-based compensation	–	–	–	–	614,304	–	614,304

Proceeds from issuance of preferred stock units at $1.40 per unit	250,000	250	–	–	349,750	–	350,000

Warrants exercised for cash at $0.50 per share	–	–	50,143	50	24,950	–	25,000

Warrants exercised for cash at $0.45 per share	–	–	17,857	18	8,017	–	8,035

Series A preferred stock offering costs	–	–	–	–	(9,001)	–	(9,001)

Conversion of preferred stock to common stock	(543,910)	(544)	2,175,641	2,176	(1,632)	–	–

Preferred stock dividends paid with common stock	–	–	44,720	45	25,896	(25,941)	–

Common stock issued for accounts payable	–	–	170,000	170	83,130	–	83,300

Derivative relating to preferred stock down-round protection rights	–	–	–	–	(3,755)	–	(3,755)

Net loss	–	–	–	–	–	(2,420,901)	(2,420,901)

Balance as of December 31, 2014	4,118,210	$4,118	33,393,828	$33,394	$17,512,947	$(17,001,072)	$549,387

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(2,420,901)	$(2,248,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	518	251
(Gain) loss on extinguishment of debt	(1,700)	209,360
Loss (gain) on derivative liability	264,202	(13,698)
Accretion of debt discount	–	264,024
Straight-line of mineral lease payable	–	(14,640)
Stock offering costs	–	227,143
Stock-based compensation expense	614,304	299,561
Warrants issued for research and development	–	201,250
Stock issued for services	–	10,500
(Increase) decrease in operating assets:
Receivables	–	207,046
Prepaid and other current assets	144,510	(195,860)
Related-party receivable	–	22,324
Increase (decrease) in operating liabilities:
Accounts payable	113,215	77,022
Accrued expenses	(14,808)	(124,269)
Accrued interest on convertible debt and note payable	–	109,997
Net cash used in operating activities	(1,300,660)	(968,278)
Cash flows from investing activities:
Mine permitting costs	(164,640)	–
Net cash used in investing activities	(164,640)	–
Cash flows from financing activities:
Proceeds from issuance of preferred stock units, net	340,999	1,079,838
Proceeds from exercise of warrants	33,035	–
Principal and interest payments on notes payable	(2,228)	(11,183)
Proceeds from issuance of notes payable	–	19,610
Proceeds from issuance of convertible notes payable	–	53,000
Proceeds from issuance of related-party notes payable	–	150,000
Net cash provided by financing activities	371,806	1,291,265
Net increase (decrease) in cash	(1,093,494)	322,987
Cash, beginning of the period	2,006,007	59,981
Cash, end of the period	$912,513	$382,968

Supplemental disclosures of cash flow information:
Interest paid	$–	–
Income taxes paid	$1,309	$200

Supplemental disclosures of non-cash investing and financing activities:
Accounts payable obligations settled with common stock	$85,000	$–
Preferred stock dividends paid with common stock	$25,941	$–
Embedded derivative resulting from issuance of preferred stock units	$3,755	$–
Conversion of preferred stock to common stock	$2,176	$–
Conversion of convertible note payable to preferred stock units	$–	$1,906,677
Related-party convertible note payable exchanged for warrants	$–	$1,462,651
Warrants issued to satisfy payroll liabilities	$–	$1,049,350
Conversion of related-party notes payable to common stock	$–	$227,319
Common stock issued for stock offering costs	$–	$131,250
Conversion of related-party convertible note payable to preferred stock units	$–	$131,100

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Nature of Operations

American Sands Energy Corp. (“AMSE” or the “Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah that has not commenced planned principal operations. The Company’s activities since inception have consisted principally of acquiring lease rights, raising capital, performing research and development activities with regard to its oil sands extraction technology, obtaining the required permits necessary to mine the oil sands, and developing the plans to construct a refining facility. The Company’s activities are subject to significant risks and uncertainties including failing to secure the additional funding required to commercialize the Company’s technology.

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

c) Research and Development

The Company continues to develop additional technology related to its proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the nine months ended December 31, 2014 and 2013, the Company incurred costs of $472,126 and $374,138, respectively, for research and development of its technologies.

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

e) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of dilutive common share equivalents during the period. Common share equivalents include preferred stock, outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, common share equivalents are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and nine months ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company had cumulative, undeclared, dividends that had not been accrued related to its preferred stock of $323,617 and $0, respectively. For the three months ended December 31, 2014 and 2013, the Company had accrued preferred stock dividends of $106,137 and $0, respectively, which were added to net loss in the consolidated statements of operations in order to calculate net loss per common share attributable to common stockholders. For the nine months ended December 31, 2014 and 2013, the Company had accrued preferred stock dividends of $276,214 and $0, respectively, which were added to net loss in the consolidated statements of operations in order to calculate net loss per common share attributable to common stockholders.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, but early adoption is permitted.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company adopted ASU 2014-10 effective April 1, 2014. As a result, the Company has removed inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

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

Note 3 – Going Concern

The Company’s financial statements have been prepared using the going concern assumption which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended December 31, 2014 of $2,420,901 and has an accumulated deficit of $17,001,072 as of December 31, 2014. In addition, the Company estimates it will require approximately $150,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties. The Company raised net proceeds of approximately $4,000,000 from the sale of Series A preferred stock units and has $912,513 of cash on hand as of December 31, 2014.  The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. There is no assurance that the Company will be able to obtain the additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. Two of the four leases are conditioned upon reaching the production stage by December 31, 2020, while one of the other leases requires production by December 31, 2019. If the Company does not attain average productivity of at least 500 barrels per day (“bbl/d”) by these dates, the interest in these leases may be terminated.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sands ore is mined on their respective properties. Through December 31, 2014, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually. Once production begins, all rents paid count towards the Company’s production royalty commitments.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2014 are summarized as follows:

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$377,378	$377,378

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$109,421	$109,421

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Embedded Derivative
Beginning balance, March 31, 2014	$109,421
Issuances:
Embedded derivatives issued in conjunction with Series A preferred stock units	3,755
Total losses included in earnings	264,202
Ending balance, December 31, 2014	$377,378

Given the nature of the derivative liability, the carrying amounts of $377,378 and $109,421 reported in the accompanying condensed consolidated balance sheets as of December 31, 2014 and March 31, 2014, respectively, were derived from Level 3 inputs and represent management’s best estimate of fair value.

Key assumptions used in the valuation of the embedded derivatives using a Monte Carlo analysis methodology are as follows:

	December 31,	March 31,
	2014	2014
Threshold barrier	$0.35	$0.35
Average price below $0.35 per share	$0.11	$0.22
Probability of offer below $0.35 per share	3%	3%
Preferred share conversion price	$1.40	$1.40
Conversion ratio	12.73	6.36

Note 6 – Preferred Stock

In October 2013, the Company initiated a preferred stock unit offering to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. On March 20, 2014, the board of directors authorized an increase in the preferred stock unit raise from $2,500,000 to $6,650,000. Each unit of the offering sells for $1.40 and entitles the holder to receive one share of Series A Preferred Stock (the “Series A Stock”) along with one warrant to purchase a share of the Company’s common stock at $0.45 and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, referred to as “Series A preferred stock units”).

Series A preferred stockholders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A Stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon. As of December 31, 2014 and March 31, 2014, the liquidation preference for the Series A Stock was $5,765,494 and $6,176,968, respectively.

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

The offering was closed for new commitments on March 31, 2014. As of December 31, 2014, the Company had issued a total of 4,662,120 Series A preferred stock units. The Company received net cash proceeds of $3,701,615 from selling 2,846,054 Series A preferred stock units and issued an additional 1,532,382 Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside, Utah site location in connection with its project permitting process and for general corporate purposes.

During the nine months ended December 31, 2014, 543,910 shares of Series A Stock were converted into 2,175,641 shares of common stock and, as of December 31, 2014, there were 4,118,210 shares of Series A Stock outstanding.

Note 7 – Common Stock

During the nine months ended December 31, 2014, 543,910 shares of Series A Stock were converted into 2,175,641 shares of the Company’s common stock. The Company issued an additional 44,720 shares of common stock to settle cumulative dividends for the shares of Series A Stock that were converted.

On November 30, 2014, the Company issued 170,000 shares of common stock to LIFE Power & Fuels LLC in lieu of amounts owed under the LIFE Management Services Agreement, which contract was terminated simultaneous with the issuance of common shares.

Note 8 – Warrants

The Company has issued various classes of warrants as described below:

a)	Convertible Debt Warrants

Prior to the fiscal year ended March 31, 2014, the Company issued convertible notes and warrants in a private placement that were exchanged as of March 31, 2014 for Series A preferred stock units, except for 174,485 warrants. During the nine months ended December 31, 2014, 50,143 of these warrants were exercised at $0.50 per common share and the remaining 124,342 warrants expired.

b)	Private Placement Warrants

In connection with the Company’s private placement of common stock initiated in 2012, the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. In March 2014, the Company issued 121,259 3-year warrants to purchase shares of the Company’s common stock at $1.15 per share to certain of the expiring warrant holders. As of December 31, 2014, all 121,259 of the newly issued private placement warrants were outstanding. Also, as of December 31, 2014, all the initial warrants issued in the private placement had expired.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

c)	Debt Exchange Warrants

On September 30, 2013, the Company issued warrants to purchase 3,260,000 shares of common stock of the Company in settlement of a related-party convertible note payable. On September 30, 2013, the Company issued warrants to purchase 2,260,000 shares of common stock of the Company in settlement of an outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 per share for a 10-year period. The fair value of the warrants issued in satisfaction of these liabilities was calculated using the Black-Scholes pricing model. Based on the fair value calculation, the amount of the related-party convertible note payable and the amount of the outstanding payroll obligation exceeded the fair value of the warrants issued in satisfaction of these obligations.

Due to the related-party nature of the transaction, the Company did not record a gain on forgiveness of debt, but instead recorded the transaction as an equity transaction. As of December 31, 2014, all of the 5,520,000 warrants described above remained outstanding.

d)	Series A Preferred Stock Warrants

In connection with the Company’s offering of its Series A preferred stock units (see Note 6) through December 31, 2014, the Company issued 4,447,835 warrants to purchase the Company’s common stock at $0.45 and 4,447,835 warrants to purchase the Company’s common stock at $0.70 per share. The warrants have a 5-year term and a cashless exercise provision. As of December 31, 2014, there were 4,429,978 warrants at $0.45 outstanding and 4,447,835 warrants at $0.70 outstanding.

The Company issued 214,285 of Series A preferred stock units for research and development expenses. The issuance included the Company issuing 214,285 warrants to purchase the Company’s common stock at $0.45 and 214,285 warrants to purchase the Company’s common stock at $0.70 per share. As of December 31, 2014, all of these warrants remained outstanding.

e)	Broker Warrants

In connection with the Company’s offering of its Series A preferred stock units, the Company issued 675,292 warrants to purchase the Company’s common stock at $0.35 per share for a 5-year period. The warrants were issued to brokers associated with the Series A transactions. All of these warrants remained outstanding as of December 31, 2014.

f)	Other Common Stock Warrants

In connection with the amended License Agreement described in Note 1, the Company issued 575,000 warrants to purchase common stock of the Company at $0.01 per share. All of these warrants remained outstanding as of December 31, 2014.

Note 9 – Long-Term Incentive Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which provides for the issuance of up to 7,000,000 shares of the Company’s common stock. During the nine months ended December 31, 2014, the Company issued 1,400,000 options under the 2011 Plan. The weighted average grant-date fair value of options granted during the nine months ended December 31, 2014 was $0.66.

The summary of option activity for the nine months ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2014	4,522,500	$0.47	3.95
Granted	1,400,000	0.74	4.31
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–

Balance as of December 31, 2014	5,922,500	0.53	3.46

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Outstanding and exercisable options presented by price range as of December 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.25	50,000	2.13	$0.25	37,500	$0.25
0.35	860,000	3.58	0.35	347,080	0.35
0.40	3,087,500	3.25	0.40	3,087,500	0.40
0.50	75,000	1.71	0.50	56,250	0.50
0.65	875,000	4.64	0.65	291,667	0.65
0.72	325,000	4.44	0.72	108,333	0.72
1.15	650,000	2.36	1.15	500,000	1.15

$0.25-$1.15	5,922,500	3.46	0.53	4,428,330	0.50

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis. The Company recognized $614,304 and $299,561 of equity-based compensation expense during the nine months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, there was $497,758 of total unrecognized compensation cost with a weighted-average vesting period of approximately 14 months.

The intrinsic values of outstanding and vested stock options were as follows:

	December 31,
	2014	2013
Intrinsic value - options outstanding	$32,300	$170,425
Intrinsic value - options exercisable	15,288	124,891
Intrinsic value - options exercised	–	–

Note 10 – Commitments

Effective January 1, 2013, the Company modified its employment contract with its Chief Executive Officer (CEO). Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share. The term of the employment agreement is in effect through December 31, 2015. On November 7, 2013, the board of directors voted that, the CEO’s outstanding salary would convert into common stock at $0.35 per share. On March 31, 2014, all of the CEO’s past wages totaling $184,000 were converted into 525,715 shares of the Company’s common stock. As of December 31, 2014 and 2013, the total accrued commitment for the CEO’s past wages was $0 and $241,213, respectively.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company entered into a new employment agreement with its Chief Operating Officer on June 1, 2014. Under the terms of the new agreement, the Chief Operating Officer is entitled to $245,000 in annual compensation until such time as the Company completes a capital raise of at least $20,000,000 at which time, the annual compensation will increase to $300,000.

The consulting agreement dated October 1, 2011, between the Company and C14 Strategies (“C-14”) (the “Consulting Agreement”), an entity controlled by the former President, provides for C-14 to provide assistance with respect to strategic objectives of the Company. As amended, the Consulting Agreement calls for C-14 to receive monthly compensation of $2,000 for such services.

Effective January 1, 2013, the Company modified the Chief Financial Officer’s (“CFO”) employment agreement. Under the terms of the agreement the CFO’s annual salary is $175,000. On November 7, 2013, the board of directors voted that the CFO’s outstanding salary would convert into common stock at $0.35 per share.

On November 30, 2014, the Company issued 170,000 shares of common stock to LIFE Power & Fuels LLC in lieu of accounts payable owed under the LIFE Management Services Agreement, which contract was terminated simultaneous with the issuance of common shares.

Note 11 – Subsequent Events

On January 20, 2015, the Company entered into a one-year agreement with an investment banking firm to assist the Company with raising additional capital. In accordance with the agreement, the investment banking firm will receive $25,000 per quarter for advisory services and will receive agreed upon percentages for any proceeds raised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2014, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Contemporaneously with the pursuit of the permitting of the project, we expect to finalize engineering and equipment for a plant that will process up to 10,000 tons of oil sand ore per day and produce up to 9,000 barrels per day (“bbl/d”) of bitumen. We have retained a leading North American engineering firm, FLSmidth USA, Inc., to complete an engineering and feasibility study with respect to a commercial plant that will produce up to 9,000 bbl/d of bitumen. We also retained an engineering firm to demonstrate the technology through a pilot plant. The pilot test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot tests and recommendations from our mining engineers, we are moving forward with an initial Commercial Facility capable of producing up to 9,000 bbl/d of bitumen. We have also engaged an environmental engineering and consulting firm to help us obtain the necessary mine and environmental permits to operate a large mine. On March 6, 2014, we filed a Notice of Intent to Commence Large Mine Operations (“Mine Permit”) with the Utah Department of Oil, Gas and Mining (“DOGM”). Based on the information from our consultants, we believe that additional financing of approximately $150,000,000 will be required to procure and install the necessary equipment to begin operations of a plant that we believe will produce up to approximately 9,000 bbl/d of bitumen.

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

Business Developments

During the quarter ended June 30, 2014, we continued testing our pilot facility. We ran oil sands ore from our site at Sunnyside and ore from other locations in the Green River formation. The results continue to be satisfactory and to validate our technology.

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

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, or expense being reported. See Notes 2 and 3 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of those policies.

Going Concern - The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has no revenues, has incurred substantial losses from operations, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the quarter ended December 31, 2014 of $624,110 and has an accumulated deficit of $17,001,072 as of December 31, 2014. The Company estimates it will require approximately $150,000,000 to fund capital expenditures to commence principal operations.

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

Results of Operations

Three Months Ended December 31, 2014 compared to December 31, 2013

During the three months ended December 31, 2014, the Company incurred a net loss of $624,110 compared to a net loss of $973,301 for the three months ended December 31, 2013. During the three months ended December 31, 2014, operating expenses were $550,408, which represents a 21.7% decrease, compared to the three months ended December 31, 2013 when we incurred operating expenses of $693,315. General and administrative expenses increased by 10.0% to $346,736 during the three months ended December 31, 2014 from $315,085 during the three months ended December 31, 2013. Non-cash stock compensation expense increased by $28,233 from $63,207 for the three months ended December 31, 2013 to $91,439 for the three months ended December 31, 2014. Expenses for professional fees increased by $10,789 from $36,047 for the three months ended December 31, 2013 to $46,836 for the three months ended December 31, 2014 primarily due to increased legal costs. Overall, general and administrative expenses in the current period are higher because of increased costs for stock-based compensation and higher professional fees. Once the Company is permitted and funded, going forward, the Company believes that the obligations placed upon it as a result of growth coupled with its reporting requirements under SEC rules and regulations will result in operating expenses increasing.

During the three months ended December 31, 2014, the Company incurred $134,452 of research and development expenses compared to $325,096 for the three months ended December 31, 2013. Research and development expenses incurred are for payroll costs, engineering, equipment costs and test well drilling costs incurred to assist the Company with further developing its mining assets. Through December 31, 2014, the Company has capitalized direct costs incurred for it to complete its applications for the permits needed to move forward with the project. During the three months ended December 31, 2014, engineering costs were $229,013 lower than they were during the three months ending December 31, 2013. The Company was heavily involved in completing its applications for the permits needed to move forward with development of its tar sand assets in the prior year. During the three months ending December 31, 2014, the Company was waiting for governmental response to its applications so costs were much lower. Costs for drilling a test well totaled $78,057 for the three months ended December 31, 2013 compared to $0 for the three months ended December 31, 2014. In addition, the Company has incurred expenses to develop a pilot test unit to further develop and prove the viability of the Company’s proprietary technology to separate the bitumen from the sand. Costs associated with the Company’s pilot test unit were $28,816 higher for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. During the three months ending December 31, 2013, the Company incurred non-cash costs of $43,000 related to common  stock granted to one of its consultants.

Interest expense decreased to $0 for the three months ended December 31, 2014 as compared to $84,224 for the three months ended December 31, 2013.

During the three months ended December 31, 2013, the Company incurred a loss of $209,360 related to extinguishment of debt compared to a gain of $1,700 for the three months ended December 31, 2014. The Company incurred a loss of $74,996 from a derivative liability that is associated with down-round protection on the conversion rate to common stock for its holders of Series A preferred stock for the three months ended December 31, 2014. The Company generated a gain of $13,698 for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 compared to December 31, 2013

During the nine months ended December 31, 2014, the Company incurred a net loss of $2,420,901 compared to a net loss of $2,248,289 for the nine months ended December 31, 2013. During the nine months ended December 31, 2014, our operating expenses were $2,157,893 which represented a 28.6% increase, compared to operating expenses of $1,677,857 for the nine months ended December 31, 2013. Operating expenses included research and development costs of $472,126 for the nine months ended December 31, 2014 compared to $374,138 for the nine months ended December 31, 2013. These costs related to the Company developing its technology and mining plans.  General and administrative expenses increased to $1,478,107 for the nine months ended December 31, 2014 from $1,144,314 for the nine months ended December 31, 2013.

General and administrative expenses increased to $1,478,107 for the nine months ended December 31, 2014 from $1,144,314 for the nine months ended December 31, 2013. Non-cash stock compensation expense increased by $366,385 from $247,918 for the nine months ended December 31, 2013 to $614,304 for the nine months ended December 31, 2014. Professional fees, travel expenses, and public company expenses increased by $176,144 from $171,624 for the nine months ended December 31, 2013 to $347,768 for the nine months ended December 31, 2014. These increases were partially offset by a $224,473 decrease in financing fees for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.

Current year operating expenses included research and development costs of $472,126 for the nine months ended December 31, 2014 compared to $374,138 for the nine months ended December 31, 2013. These costs related to the Company developing its technology and mining plans as well as hiring a full-time Chief Operating Officer that had previously been providing services to the Company as a consultant on part-time basis.

Interest expense decreased to $0 for the nine months ended December 31, 2014 as compared to $374,370 for the nine months ended December 31, 2013.

During the nine months ended December 31, 2013, the Company incurred a loss of $209,360 related to extinguishment of debt compared to a gain of $1,700 for the nine months ended December 31, 2014. The Company incurred a loss of $264,202 from a derivative liability that is associated with down-round protection on the conversion rate to common for its holders of Series A preferred stock for the nine months ended December 31, 2014. The Company generated a gain of $13,698 for the three months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash of $912,513 and working capital of $723,925. As of December 31, 2014, the Company had total liabilities of $676,954. Approximately $377,378 of the Company’s liabilities are non-cash as they relate to the derivative associated with the Company’s Series A preferred stock. As of December 31, 2014, the Company’s total assets were $1,226,341 consisting of cash, prepaid and other current assets, and other assets.

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

The Company requires additional funding to complete these items. This funding is expected to be raised through a private or public offering of common stock. Upon completion of the financing, the Company will be in a position to initiate items 1 through 5 above. Further financing of approximately $150,000,000 will be required to open the mine and procure and install the necessary equipment to begin operations of a plant that the Company believes will produce approximately 9,000 bbl/d per day of bitumen. During the quarter ended December 31, 2014, a significantly higher market supply of crude oil led to a dramatic fall in oil price, and we expect volatility in the market will likely continue in the foreseeable future. This drop in price has caused a drop in investment in oil and gas projects in response, which we believe will negatively impact oil production capacity and will delay supply additions. As a consequence of a reduction of investment in oil development, our effort to raise capital to advance our business plan will likely be adversely affected because the dollars available for investment are fewer and because our projected operating results at substantially lower oil prices are not appealing to investors.  Although management believes that the price of oil will recover to a price that supports the profitable operations of the Company in accordance with its current business plan and projections, we cannot predict when this will occur or when we might obtain additional capital to advance our business objectives.

During the quarter ended December 31, 2014, a significantly higher market supply of crude oil led to a dramatic fall in oil price. This has caused a drop in investment in oil and gas projects in response. This decline in investment will impact oil production capacity and will delay supply additions. This drop in investment could also have an impact on the Company’s ability to raise capital. Although management believes that the price of oil will recover to a price that supports the profitable operations of the Company in accordance with its current business plan and projections, there can be no assurance that, given these recent events, the Company will be able to obtain financing.

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

Off-Balance Sheet Arrangements

During the three months ended December 31, 2014, we did not engage in any off-balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2014, 136,089 shares of Series A preferred stock were converted into 544,356 shares of the Company’s common stock. The Company issued an additional 15,911 shares of common stock to settle cumulative dividends for the Series A shares that were converted.

On November 30, 2014, the Company issued 170,000 shares of common stock to LIFE Power & Fuels LLC in lieu of amounts owed under the LIFE Management Services Agreement, which contract was terminated simultaneous with the issuance of common shares.

Each of the transactions described above was entered into in reliance on Section 3(a)(9) or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

American Sands Energy Corp.

Date: February 13, 2015	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2015	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer
(Principal Financial Officer)

