Form 10-K
period 2015-03-31
American Sands Energy Corp.
filed 2015-07-14
CIK 1432001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The  aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,521,622.

The number of shares outstanding of the registrant’s common stock on June 24, 2015, was 33,393,828.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant's proxy or information statement related to its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant's fiscal year end of March 31, 2015 are incorporated by reference into Part III of this Report.	III

i

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

We have obtained a license for a hydrocarbon extraction process that separates oil and other hydrocarbons from sand, shale, dirt and other substances, without leaving behind toxins or other contaminants. We are currently developing our first project on certain hydrocarbon and mineral leases which cover approximately 1,760 acres near Sunnyside, Utah (the “Sunnyside Project”). We have filed an application for a Large Mine Permit with the Utah Department of Oil, Gas & Mining and an application for a Ground Water Discharge Permit (with related Construction Permit) with the Utah Department of Water Quality, which, if granted, will allow the Company to move forward with development of operations on the Sunnyside Project.

To date, we have acquired extensive bitumen resources, have successfully operated a pilot plant using our process technology on oil sands ore from our bitumen resources. This work included:

•	retaining a leading engineering firm in the North American oil sands extraction industry, AMEC BDR Limited, to complete an engineering and feasibility study with respect to a pilot plant capable of producing 3,000 barrels of oil per day;

•	engaging a mining engineering firm to prepare a mine plan and feasibility study;

•	retaining an engineering firm to demonstrate the technology through the pilot plant; and

•	performing pilot test runs in our pilot plant.

The pilot plant test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than the two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot plant tests and recommendations from our engineers and consultants, we working on the plans for building on to the pilot plant and completing a commercial plant capable of producing 10,000 barrels of oil per day (the “Commercial Facility”). We have submitted applications for mining, environmental and other permits required to operate a large mine on our leases to extract oil sand ore, and to build and operate the Commercial Facility. Based on the information from our consultants, we believe that additional financing of approximately $150 million will be required to procure and install the necessary equipment to begin operation of the Commercial Facility and related mining operations.

Test Results

We have performed lab and pilot plant tests on oil sands from the Utah Green River Formation in which the Sunnyside Project is located to prove the viability of the technology and to understand several key elements in the process. Initial pilot plant test runs were conducted in 2006-2007. We hired AMEC BDR, to witness the initial pilot plant tests and to manage the lab work and review the results. In addition to the initial pilot test, we have run pilot tests on a new system designed by SRS Engineering International during July through September of 2012, and May through June of 2013. In connection with those tests, we ran oil sands from Utah and Africa to acquire additional information on the efficiency of the solvent in removing the bitumen from the sand, the recovery of solvent from the bitumen and sand, and the overall efficiency and energy use of the system. The current test results are summarized as follows:

•	Virtually all of the bitumen was separated from the sand, leaving the sand “oil” free.

•	The compositional characteristics of the bitumen were not altered by the process; therefore, management believes the bitumen will be suitable for upgrading and refining to saleable products by conventional refining technology.

•	The sand product contained less than 2 ppm of solvent residue, presents no environmental liability, and can be returned to the mine site or sold.

•	Solvent losses to the bitumen product were insignificant. Consequently, because the solvent is recycled with minimal loss in a closed loop system, make-up solvent costs should be minimal.

•	Our process works on oil sands from other locations in the world. This may allow us to use our process in other locations around the world where other “oil wet” oil sands are located.

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

We have obtained four leases in the Sunnyside area, on private property. We currently hold:

•	two leases for an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and

•	two leases for an undivided 21.67% interest pursuant to two freehold hydrocarbon and mineral lease agreements in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres.

The lease for an undivided 40% interest in the 1,120 acre property has a primary term ending December 31, 2020 while the lease for the remaining undivided 20% interest has a primary term ending on December 31, 2020. The lease for an undivided 16.67% interest in the 640 acre property has a primary term ending December 31, 2019 and the remaining 5% interest in the 640 acres has a primary term ending December 31, 2020. All leases are automatically extended thereafter for so long as an average of 500 barrels of oil is produced per day, subject to certain acceptable interruptions.

We have reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable oil sands on our leases. In addition, we retained an outside firm to provide us with a Resource Audit and Classification report which was done in accordance with the provisions of the National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities (“NI 51-101”) and prepared as of May 29, 2009 (the “RAC Report”). Due to the nature of the resource and the stage of development, we do not have any proven reserves (within the meaning of Rule 4-10 of the SEC’s Regulation S-X) in Rule 4-10(a) of the SEC’s Regulation S-X to report.

The RAC Report prepared for us under NI 51-101 follows the standards set out in the Canadian Oil and Gas Evaluation (“COGE”) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers and the Canadian Institute of Mining, Metallurgy & Petroleum. Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement. An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook. The estimate provided in the RAC Report is classified as contingent resources according to the guidelines set forth in NI 51-101 and COGE. The project resource calculation is contingent upon completion of additional exploration drilling, processing and extraction analysis, detailed economic analysis, evolution of legal mining rights, and environmental evaluations. There is no certainty that the project will be commercially viable to produce any portion of the resource. As a result of the differences between the U.S. rules and Canadian standards governing disclosure of reserve or resource estimates, differing estimates of reserves or resources available under our leases are reported, and may in the future be reported, between our website and our periodic reports filed with the SEC.

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

Since the process does not generate waste, tailing ponds and other environmental hazards are eliminated from the process, with the attendant reduction in costs and effects on the environment.

In connection with the engineering and development of the technology, we incurred costs of approximately $158,576 and $376,170 for the fiscal years ended March 31, 2015 and 2014, respectively.

Resource Base and Mine Plan

We have reviewed previous resource estimates prepared for Chevron and Amoco, as well as USGS estimates of mineable oil sands on our leases. In addition, we retained an outside firm to provide us with the RAC Report described above.

We also have access to and have reviewed detailed mining and operational plans prepared for Amoco in the mid-1990s with respect to our leases. These resources have been helpful in developing our mine and operational plan.

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

Overall Market for Oil and Petroleum Products

According to the International Energy Agency (“IEA”), estimates of global petroleum and other liquid fuels consumption grew to 91.2 million bbl/d in 2013. IEA expected that world liquid fuels consumption would grow by 0.8 million bbl/d in 2014, followed by 1.0 million bbl/d growth in 2015, resulting in total world consumption of 93.1 million bbl/d in 2015. Countries outside the Organization for Economic Cooperation and Development (“OECD”) will make up almost all of the growth in consumption forecasted over the next two years, with the largest increases coming from China, other Asian countries, Latin America and the Middle East.  The IEA believes 2014 marked the first time that non-OECD demand exceeded OECD demand.

The EIA expects non-OPEC production to grow by 0.7 million bbl/d in 2015 and by 0.4 million bbl/d in 2016, in part because of lower projected oil prices. The slower growth in total non-OPEC supply is largely attributable to slower production growth in the United States and Canada and declining production in Europe and Eurasia. After remaining relatively flat in 2015, production in Eurasia is projected to decline by more than 0.1 million bbl/d in 2016. The projected decline reflects reduced investment in Russia's oil sector stemming from low oil prices and international sanctions.

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

Pricing is typically benchmarked to leading crude price indices. Historically, bitumen has traded at a discount to West Texas Intermediate (“WTI”) of between 22-30%. Primary factors we will consider when going to market with our product are price and transportation costs. Because of the transportation cost associated with smaller volumes of product, we expect that our entire estimated output from our Commercial Facility will be delivered to the Salt Lake City refining center. If we are able to expand facilities and production, rail transport may become viable, which may open the opportunity for supplying product to multiple refineries with more distant locations versus Salt Lake City.

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

There are a number of state and federal permits required in connection with the large permit necessary to commence principal operations. The Company has filed for the following permits, which, if granted, will allow the Company to move forward with development of operations on the Sunnyside Project:

•	Notice of Intent to Commence Large Mining Operations including SWPPP (DOGM)
•	Utah Groundwater Discharge Permit including SAP and QAPP (DWQ)
•	Construction Permit (DWQ)
•	Air Small Source Exemption Registration (DAQ)

These permits require a number of studies and/or clearances. The Large Mine Permit we applied for requires engineering and operation plans and posting of a reclamation bond. The Groundwater Discharge Permit and Construction permit we applied for requires engineering and operations plans to ensure that the Company does not contaminate ground water. We have contracted with an environmental consulting firm and a mine engineering firm to obtain the required studies and engineering and have filed applications for the above listed permits. The permits are currently being reviewed by the relevant agencies of the State of Utah. We also intend to seek the necessary business license from Carbon County and approvals of the county planning and zoning authorities and anticipate being able to obtain the necessary license and approval from Carbon County prior to receiving the large mining permit.

Competition

To our knowledge, there are currently two other companies intending to operate oil sands mining and extraction facilities in the State of Utah; U.S. Oil Sands, a Canadian company, which has publicly announced that it intends to commence operations on a 62-acre plant in eastern Utah to remove bitumen from oil sands using a citrus-based solvent in the fourth quarter of 2015, and MCW Oil Sands Recovery, LLC, which has announced its intention to operate a 250 barrel per day plant near Vernal, Utah. To our knowledge, these companies are not in production and may require significant capital to commence operations. Additionally, many of these companies are using processes that are unproven in commercial production.

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

We believe our process is efficient, cost effective, and simple when compared to other technologies currently known or used for the separation of oil sands. By comparison, the processes utilized in Canada for the extraction of bitumen from oil sand consume significant amounts of water and, therefore, have a significant environmental impact. Approximately 3/4 of a barrel of tailings is produced for every barrel of bitumen produced by Canadian oil sands producers. Consequently, there are thousands of acres of tailing ponds located at Canadian oil sands operations produced as a direct result of the oil sand extraction process. This is one reason why oil sands are being questioned as a source of energy for the United States. Our process uses little or no water, and recaptures virtually all of the solvent used, resulting in only clean sand as a byproduct.

Production costs using our method to recover bitumen are believed to be significantly lower than those used by established producers of bitumen from oil sands in Canada. In addition, the projected capital cost for our Commercial Facility would be significantly lower than the cost of capital for a traditional oil sands project. Thus, our competitive advantages are an environmentally superior process and the ability to be a low-cost producer of high demand energy.

Recent Developments Affecting the Company

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

Employees

We currently have three employees; namely, our CEO, William C. Gibbs; our COO, Robin Gereluk; and our CFO, David B. Hardman. Mr. Gibbs and Mr. Gereluk work full time for the Company. Mr. Hardman works part-time on an hourly basis. We also engage consultants and independent contractors as needed.

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

We have incurred recurring losses since the date of inception that have resulted in an accumulated deficit attributable to common stockholders of approximately $$18,000,000 as of March 31, 2015. Although we had approximately $191,000 of available cash as of March 31, 2015, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. In addition, we estimate that we will require approximately $150,000,000 in capital expenditures and working capital to place our properties into production. These factors raise substantial doubt about our ability to continue as a going concern or to commence principal operations. We are dependent upon obtaining funds from investors to meet our cash flow requirements. If we are unsuccessful in doing so, we will be required to substantially revise our business plan or our proposed business could fail.

The impact of disruptions in the global financial and capital markets may significantly affect our ability to obtain financing.

International economic and political conditions, fluctuations in capital markets, changes in production by oil producing countries, and other events have historically caused volatility in commodity prices. We will continue to need further funding to achieve our business objectives. In the past, the issuance of equity or debt securities has been the major source of capital and liquidity for us. Changes in commodity prices as a result of global conditions has a direct impact on our ability to obtain capital. With the recent substantial volatility in oil prices we are finding limited sources of capital for oil development and, as a result, financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our financial condition and results of operations will be adversely impacted. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses.

We have not commenced principal operations and have a limited operating history and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have not commenced principal mining and production operations. As a result, we have a limited operating history upon which to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include but are not limited to the following:

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

Environmental groups or other third parties may oppose our project

Permits, licenses and approvals are required from a variety of regulatory authorities in connection with the development of our project. In connection with these permits, regulatory agencies often solicit public comment with respect to a proposed project and take into consideration comments received. In addition, third parties in the area of our project, such as property owners, may also object to the project. Objections from these parties may adversely affect our progress and cause delays, result in litigation and/or cause the inability to explore and develop our property or project, resulting in the abandonment of these interests. In addition, there is also no assurance that objections by such parties to our permits, leases, licenses and other required approvals will not result in terms and provisions which may adversely affect the economics of our project or our exploration and development activities.

On May 28, 2015, the Department of Water Quality received a comment letter from Western Resources Associates and Living Rivers, expressing concerns and objecting to the draft Water Discharge Permit published by the Utah Division of Water Quality. The Division of Water Quality will evaluate these comments and concerns and may require amendments to the proposed permit or may decide not to issue the permit. Any amendments to the permit could adversely affect the feasibility and/or economics of the project.

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

We have entered into a license agreement under which the licensing entities have agreed to provide technical and engineering assistance in building an oil sands recovery plant based upon their proprietary solvent. This solvent process has not been installed on a project which meets the projected recovery amounts in our business plan. In addition, the process has only been tested in a pilot plant setting and not in full commercial production facility, so that there is limited experience with the technology on which we are basing our plans to develop the Commercial Facility. There is a risk that the Commercial Facility will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion; contractor or operator errors; non-performance by third-party contractors; labor disputes, disruptions or declines in productivity; increases in materials or labor costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, earthquakes, storms or explosions. There is also a risk that the manufacturer of the equipment and components for our Commercial Facility could fail in production due to labor shortages, price increases, or better opportunities with other customers, which would frustrate and delay our effort to build the Commercial Facility and begin production.

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

If we do not reach production levels by December 31, 2019, our leases may be terminated.

Two of our four leases are conditioned upon reaching the production stage by December 31, 2020 and other two leases require production by December 31, 2019. If we do not attain average productivity of at least 500 bbl/d by these dates, our interest in the leases may be terminated. The ability to attain productivity is conditioned upon factors of which we are not within complete control such as those listed in this Annual Report. There is no certainty we will ever reach the level of production required to keep our interest in these mining leases from becoming void.

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

We anticipate that the cost to build operations on our existing or future properties will be approximately $150,000,000 and we have no current sources for this funding. Offerings using our equity securities or debt instruments convertible into our common stock could require the issuance of a substantial number of additional shares of common stock. These potential offerings and the issuance of additional shares of common stock would have the effect of diluting the percentage ownership of existing stockholders. Moreover, there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable or favorable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

We will base our oil sands deposit information on engineering, economic and geological data assembled and analyzed by various engineers and geologists we retain for that purpose. The estimates of oil sands deposits as to both quantity and quality will be continually updated to reflect the production of bitumen from the deposits and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of oil sands deposits and costs to process these deposits, including many factors beyond our control. Estimates of economically recoverable bitumen and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

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

As of March 31, 2015, we had 33,393,828 shares of common stock issued and outstanding, of which 26,106,281 were designated by our transfer agent as restricted shares pursuant to Rule 144 promulgated by the SEC. In addition, as of March 31, 2015, we had outstanding warrants to purchase up to 16,697,936 shares of common stock, outstanding options to purchase up to 6,522,500 (including 600,000 options granted that vest upon completion of certain future financings) shares of common stock, and Series A Convertible Preferred shares convertible into 16,472,839 common shares. The sale of these shares into the open market may adversely affect the market price of our common stock.

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

Property Location

We have obtained four leases in the Sunnyside area, on private property. We currently hold:

•	two leases for an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and

•	two leases for an undivided 21.67% interest pursuant to two freehold hydrocarbon and mineral lease agreements in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres.

The lease for an undivided 40% interest in the 1,120 acre property has a primary term ending December 31, 2020 while the lease for the remaining undivided 20% interest has a primary term ending on December 31, 2019. The lease for an undivided 16.67% interest in the 640 acre property has a primary term ending December 31, 2019 and the remaining 5% interest in the 640 acres has a primary term ending December 31, 2020. All leases are automatically extended thereafter for so long as an average of 500 barrels of oil is produced per day, subject to certain acceptable interruptions.

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

Hydrocarbon and Mineral Leases

We have obtained four leases in the Sunnyside area, on private property. We currently hold an undivided 60% interest pursuant to two freehold hydrocarbon and mineral lease agreements in Section 2, East Half and North West quarters of Section 3 Township 14 South, Range 14 East, SLM containing approximately 1,120 acres; and an undivided 21.67% interest pursuant to two further freehold hydrocarbon and mineral lease agreements in the North West quarter of Section 3, East half and North West quarter of Section 10, Township 14, Range 14 East, SLM containing approximately 640 acres, pursuant to which we have the right to extract bitumen from the land. As more fully described above under “Property Location” the primary terms of the leases run through December 31, 2019 and 2020, respectively. All leases are automatically extended thereafter for so long as an average of 500 barrels of oil is produced per day, subject to certain acceptable interruptions.

The leases provide for the payment to the lessors of a royalty in an amount equal to 10% of the market value of the minerals sold by GRI less operating costs, transportation costs, processing costs, value added costs and extraction taxes incurred by us prior to the sale of the oil produced. A guaranteed minimum royalty of $1,000,000 is payable on the 1,120 acre leases each year after three consecutive years of production of oil products in commercial quantities during any portion of the three prior consecutive years. The amount of royalties to be paid is based upon a 100% interest in and to the mineral estate represented by the premises covered by the lease and for any lessor owning less than 100% will be reduced by the same proportion, but less than the minimum guaranteed royalty. The leases for the 1,120 acres also provide for the payment of a 2% royalty on all by-products produced. The leases provide for the annual payment of rentals in lieu of royalties until production begins. These rental payments are not required for any year in which royalties paid for the prior year exceeded the rental amount. Aggregate rentals for the years ended March 31, 2015 and 2014, were $276,880. In addition, each of the leases provides for a development commitment of a minimum of $150,000 per year for the premises represented by the lease, including research, engineering, test work, feasibility studies and other development activities benefiting the property, until production reaches 500 barrels of oil per day.

Recent Property Developments

On March 6, 2014, ASEC filed an application for a Large Mine Permit with the Utah Department of Oil, Gas and Mining. In connection with this Large Mine Permit, we have conducted a number of studies on the property and prepared a mine feasibility study. Those studies have included archaeological and cultural studies, threatened & endangered species studies, soil/vegetation/hydrologic studies and others to assess the impact of the project on the area. We have also prepared a mine feasibility study. Based on these studies, we believe that we will be able to meet the requirements for the Large Mine Permit to be issued.

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

	Quarter	High	Low
For the Fiscal Year Ended March 31, 2015	First	$1.06	$0.56
	Second	$0.90	$0.45
	Third	$0.60	$0.38
	Fourth	$0.38	$0.21

For the Fiscal Year Ended March 31, 2014	First	$0.55	$0.22
	Second	$0.40	$0.25
	Third	$0.50	$0.30
	Fourth	$0.93	$0.34

Unregistered Sales of Securities

On November 30, 2014, the Company issued 170,000 shares of common stock to LIFE Power & Fuels, LLC as per the terms of a Termination Agreement related to a consulting agreement between LIFE Power & Fuels, LLC and the Company. As of November 30, 2014, the Company had no further relationship with LIFE Power & Fuels, LLC.

Holders

As of June 9, 2015, we had approximately 445 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

The Company is pursuing the development of a mining facility operation for the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Since inception, the Company has been engaged in the business of acquiring and developing oil sand assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 2 to our audited financial statements included in this Form 10-K for the year ended March 31, 2015, for a discussion of those policies.

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

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended March 31, 2015 of $3,322,370 and a net loss for the year ended March 31, 2014 of $3,355,378 and has an accumulated deficit of $17,902,541, as of March 31, 2015. In addition, the Company estimates it will require approximately $150,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties. During the years ended March 31, 2015 and 2014, the Company raised over $3,600,000 from the sale of Series A preferred stock units and has approximately $191,000 of cash on hand as of March 31, 2015. The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sand refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations:

Years Ended March 31, 2015 and 2014

ASEC did not have revenues for the years ended March 31, 2015 and 2014. During the year ended March 31, 2015, the Company incurred a net loss of $3,322,370 compared to a net loss of $3,355,378 for the year ended March 31, 2014. During the year ended March 31, 2015, our operating expenses were $2,694,841, which represented a 13.17% decrease, compared to the year ended March 31, 2014.

General and administrative expenses decreased by 8.95% from $2,000,478 during the year ended March 31, 2014 to $1,821,533 during the year ended March 31, 2015 due primarily to decreases in costs for financing fees by $810,628 and management services by $49,425. These decreases were offset by increases in stock option expenses of $390,618, professional fees of $68,414, public company expenses of $98,154, payroll and benefits of $41,511, and travel expenses of $58,203. Going forward, we believe that the obligations placed upon us as a result of our reporting requirements under SEC rules and regulations will continue to result in our operating expenses increasing once we raise the needed capital and we move forward with our primary business operations.

Research and development expenses decreased to $596,428 for the year ended March 31, 2015 compared to $923,774 for the year ended March 31, 2014 representing a decrease of 35.44%. Expenses incurred during fiscal 2015 primarily relate to payroll as the Company hired its Chief Operating Officer who previously worked part time as a consultant, engineering fees associated with the Company’s tar sand test unit, and travel and other expenses. Travel expenses increased by $37,895 for the year ended March 31, 2015. The increase was offset by a decrease in expenses for the tar sand test unit of $347,806 which were incurred to further develop and establish the technological feasibility for our proprietary oil sands refining processes.

Interest expense decreased to $0 for the year ended March 31, 2015 from $386,848 for the year ended March 31, 2014. The decrease in interest expense is due to the Company settling all of its debt obligations during the last half of fiscal 2014 resulting in lower interest costs.

During the year ended March 31, 2015, the Company issued shares of its Series A convertible preferred stock. The preferred stock subscription agreement contains provisions that protect the investors from dilution as a result of the Company issuing shares of stock below certain pricing levels. The Company accounted for this down-round protection as an embedded derivative. During the year ended March 31, 2015, the Company recorded a loss of $628,723 related to its embedded derivative as opposed to a $388,152 gain for the year ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $191,460 in cash and working capital of $23,822. As of March 31, 2015, the Company had total liabilities of $1,115,821. As of March 31, 2015, the Company’s total assets were $901,218 consisting of cash, prepaid and other current assets, property and equipment and other assets. Since inception, the Company has raised approximately $8,600,000 through various debt and equity security offerings.

The Company has established a resource position, a working knowledge of the process technology and has submitted applications for the permits required to build a commercial plant. Additional work to be completed as part of the project development phase includes:

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

Additional financing of approximately $150,000,000 will be required to procure and install the necessary equipment to begin operations of the Commercial Facility.

The Company is dependent, for the near future, on additional capital to fund development costs and administrative expenses. The report of the Company’s independent registered public accounting firm for the year ended March 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating losses have been funded through the issuance of equity securities and borrowings. We will need additional funding in the future in order to continue our business operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at terms that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

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

Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, accounting policies, and our overall control environment. Based on this evaluation, management concluded that as of March 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Delaware Certificate of Incorporation, as amended	10-Q	000-53167	3.1	11/17/11
3.1(a)	Certificate of Designation of Series A Preferred Shares	8-K	000-53167	3.1	03/07/14
3.2	Bylaws, as amended August 28, 2012
4.1	2011 Long-Term Incentive Plan	10-K	000-53167	4.1	6/9/11
10.1	Employment Agreement dated August 1, 2007, as amended on August 12, 2009, with William C. Gibbs*	10-K	000-53167	10.1	6/9/11
10.2	Second Amendment dated May 15, 2013, to Employment Agreement with William C. Gibbs*	10-K	000-53167	10.21	7/15/13
10.3	Exchange Agreement between the Company and William C. Gibbs, dated September 30, 2013*	8-K	000-53167	99.2	10/16/13
10.4	Warrant Agreement with William Gibbs*	10-Q	000-53167	10.1	11/19/13
10.5	Employment Agreement dated February 16, 2012, with Daniel F. Carlson*	8-K	000-53167	99.3	2/23/12
10.6	Amendment dated January 14, 2013, to Employment Agreement of Daniel Carlson*	8-K	000-53167	99.1	1/15/13
10.7	Amended and Restated Employment Agreement dated May 15, 2013 with Daniel Carlson*	10-K	000-53167	10.22	7/15/13
10.8	Amendment dated June 10, 2014, to Employment Agreement of Daniel Carlson*	10-K	000-53167	10.45	6/30/14
10.9	Termination of Employment Agreement with Robin Gereluk, effective June 1, 2014, by Green River Resources, Inc.*	10-K	000-53167	10.43	6/30/14
10.10	Employment Agreement dated June 1, 2014, by and between American Sands Energy Corp. and Robin Gereluk*	10-K	000-53167	10.44	6/30/14
10.11	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-K	000-53167	10.7	6/22/12
10.12	Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-K	000-53167	10.8	6/22/12
10.13	Addendum #8 Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-Q	000-53167	10.4	11/19/13
10.14	Ninth Addendum to Utah Tar Sands, LLC Hydrocarbon and Mineral Lease	10-Q	000-53167	10.2	11/18/14
10.15	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, with Meany Land & Exploration, Inc.	10-K	000-53167	10.9	6/22/12
10.16	Addendum #6 to Hydrocarbon and Mineral Leases dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-Q	000-53167	10.3	11/19/13
10.17	Seventh Addendum to Meany Land & Exploration, Inc. Hydrocarbon and Mineral Lease	10-Q	000-53167	10.3	11/18/14

10.18	Hydrocarbon and Mineral Lease dated October 2009, and Affirmation document dated May 6, 2011, with William G. Gibbs	10-K	000-53167	10.10	6/22/12
10.19	Addendum to Hydrocarbon and Mineral Lease dated October 2009, with William G. Gibbs	10-Q	000-53167	10.5	11/19/13
10.20	Second Addendum to Will G. Gibbs Lease Agreement	10-Q	000-53167	10.1	11/18/14
10.21	License, Development and Engineering Agreement dated January 24, 2012 (confidential information has been redacted)	10-K	000-53167	10.12	6/22/12
10.22	Gross Royalty Agreement dated January 24, 2012, with Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.14	6/22/12
10.23	Exchange Agreement between the Company and Hidden Peak Partners LC, dated September 30,2013	8-K	000-53167	99.1	10/16/13
10.24	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Hidden Peak Partners LC	10-K	000-53167	10.24	7/15/13
10.25	Warrant Agreement with Hidden Peak Partners LC	10-Q	000-53167	10.2	11/19/13
10.26	Bleeding Rock Promissory Note dated August 20, 2013	8-K	000-53167	99.1	8/23/13
10.27	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Bleeding Rock, LLC	10-K	000-53167	10.25	7/15/13
10.26	Elizabeth Harley Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.1	8/19/13
10.28	Philip Edward Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.2	8/19/13
10.29	William Evans Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.3	8/19/13
10.30	C14 Convertible Promissory Note dated January 13, 2013	10-Q	000-53167	10.4	8/19/13
10.31	Amended and Restated License, Development and Engineering Agreement dated November 18, 2013	10-Q	000-53167	10.6	11/19/13
10.32	Warrant Agreement with Universal Oil Recovery LLC	10-Q	000-53167	10.1	2/19/14
10.33	Form of Warrant Agreement with an Exercise Price of $0.45 per Share	10-Q	000-53167	10.2	2/19/14
10.34	Form of Warrant Agreement with an Exercise Price of $0.70 per Share	10-Q	000-53167	10.3	2/19/14
10.35	Warrant Agreement with Merriman Capital, Inc.	10-Q	000-53167	10.4	2/19/14
10.36	Agreement dated June 25, 2014 with FLSmidth.					X
14.1	Code of Ethics adopted on November 11, 2011	10-Q	000-53167	99.1	2/17/12
21.1	List of Subsidiaries	10-K	000-53167	21.1	6/22/12
23.1	Consent of Tanner LLC, independent registered public accounting firm					X
31.1	Rule 13a-14 (a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14 (a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema					X
101.CAL	XBRL Calculation Linkbase					X
101.DEF	XBRL Definition Linkbase					X
101.LAB	XBRL Label Linkbase					X
101.PRE	XBRL Presentation Linkbase					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Financial Statements Index

The following financial statements are filed with this report and are included immediately following the signature page hereof:

AUDITED FINANCIAL STATEMENTS OF AMERICAN SANDS ENERGY CORP.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended March 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit for the Years Ended March 31, 2015 and March 31, 2014

Consolidated Statements of Cash Flows for the Years Ended March 31, 2015 and 2014

Notes to Consolidated Financial Statements

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Sands Energy Corp.

Date: July 14, 2015	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer

Date: July 14, 2015	By:	/s/ David B. Hardman
David B. Hardman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William C. Gibbs	Chairman & Chief Executive Officer	July 14, 2015
William C. Gibbs	(Principal Executive Officer)

/s/ David B. Hardman	Chief Financial Officer	July 14, 2015
David B. Hardman	(Principal Financial and Accounting Officer)

/s/ Mark F. Lindsey	Director	July 14, 2015
Mark F. Lindsey

/s/ William H. Champion	Director	July 14, 2015
William H. Champion

/s/ Gayle McKeachnie	Director	July 14, 2015
Gayle McKeachnie

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OF

AMERICAN SANDS ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Sands Energy Corp.

We have audited the accompanying consolidated balance sheets of American Sands Energy Corp. and subsidiaries (the Company) as of March 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sands Energy Corp. and subsidiaries as of March 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 3 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

July 14, 2015

American Sands Energy Corp.

Consolidated Balance Sheets

	March 31,	March 31,
	2015	2014
Assets
Current assets:
Cash	$191,460	$2,006,007
Prepaid and other current assets	256,324	255,498

Total current assets	447,784	2,261,505

Property and equipment, net	1,744	518

Other assets	451,690	38,200

Total assets	$901,218	$2,300,223

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$323,247	$177,799
Accrued expenses	100,715	108,370
Note payable	–	2,228

Total current liabilities	423,962	288,397

Derivative liability	691,859	109,421

Total liabilities	1,115,821	397,818

Commitments and contingencies (Notes 3, 4 and 11)

Stockholders' equity (deficit):
Preferred stock, $.001 par value: 10,000,000 shares authorized; 4,750,000 shares designated as Series A preferred stock; 4,118,210 and 4,412,120 Series A preferred shares outstanding, respectively	4,118	4,412
Common stock, $.001 par value: 200,000,000 shares authorized; 33,393,828 and 30,935,467 shares outstanding, respectively	33,394	30,935
Additional paid-in capital	17,650,426	16,421,288
Accumulated deficit	(17,902,541)	(14,554,230)

Total stockholders' equity (deficit)	(214,603)	1,902,405

Total liabilities and stockholders' equity (deficit)	$901,218	$2,300,223

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

Consolidated Statements of Operations

	For the Year Ended
	March 31, 2015	March 31, 2014
Revenues	$–	$–

Operating expenses:
General and administrative	1,821,533	2,000,478
Research and development	596,428	923,774
Mineral lease	276,880	179,069

Total operating expenses	2,694,841	3,103,321

Loss from operations	(2,694,841)	(3,103,321)

Other (income) expense:

(Gain) loss on derivative	628,723	(388,152)
(Gain) loss on extinguishment of debt	(1,700)	252,158
Interest expense	–	386,848

Total other (income) expense	627,023	250,854

Loss before provision for income taxes	(3,321,864)	(3,354,175)
Provision for income taxes	(506)	(1,203)

Net loss	(3,322,370)	(3,355,378)

Less: cumulative preferred stock dividends	(335,315)	(73,600)

Net loss attributable to common stockholders	$(3,657,685)	$(3,428,978)

Net loss per common share - basic and diluted	$(0.11)	$(0.12)

Weighted average common shares outstanding - basic and diluted	32,486,554	29,520,636

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended March 31, 2015 and 2014

					Additional		Total
	Series A preferred		Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of April 1, 2013	–	$–	28,990,715	$28,991	$6,706,565	$(11,198,852)	$(4,463,296)

Stock-based compensation	–	–	–	–	367,691	–	367,691

Shares issued for services	–	–	25,000	25	10,475	–	10,500

Shares issued for related-party debt	–	–	535,704	535	226,783	–	227,318

Proceeds from issuance of preferred stock units at $1.40 per unit	2,596,054	2,596	–	–	3,631,881	–	3,634,477

Preferred stock units issued for convertible debt at $1.40 per unit	109,908	110	–	–	153,761	–	153,871

Preferred stock units issued for convertible debt at $1.33 per unit	1,328,831	1,329	–	–	1,770,447	–	1,771,776

Loss on conversion of convertible debt exchanged for preferred stock units at $1.33 per share	–	–	–	–	88,587	–	88,587

Preferred stock units issued for related-party debt at $1.40 per unit	93,643	94	–	–	131,007	–	131,101

Preferred stock units issued for stock offering costs at $1.40 per unit	69,399	69	–	–	(69)	–	–

Preferred stock units issued for research and development at $1.40 per unit	214,285	214	–	–	299,786	–	300,000

Derivative relating to preferred stock down-round protection rights	–	–	–	–	(497,573)	–	(497,573)

Common stock issued for prepaid stock offering costs at $0.35 per share	–	–	375,000	375	130,875	–	131,250

Payroll obligations exchanged for debt exchange warrants	–	–	–	–	1,049,350	–	1,049,350

Accounts payable obligations settled with common stock	–	–	483,333	483	249,684	–	250,167

Payroll obligations settled with common stock at $0.35 per share	–	–	525,715	526	183,474	–	184,000

Related party debt exchanged for debt exchange warrants	–	–	–	–	1,462,651	–	1,462,651

Other common stock warrants issued for financing services	–	–	–	–	445,000	–	445,000

Other common stock warrants issued for research and development	–	–	–	–	201,250	–	201,250

Issuance of new warrants in connection with former convertible note holders	–	–	–	–	83,525	–	83,525

Series A preferred stock offering costs	–	–	–	–	(273,862)	–	(273,862)

Net loss	–	–	–	–	–	(3,355,378)	(3,355,378)

Balance as of March 31, 2014	4,412,120	4,412	30,935,467	30,935	16,421,288	(14,554,230)	1,902,405

Stock-based compensation	–	–	–	–	701,743	–	701,743

Proceeds from issuance of preferred stock units at $1.40 per unit	250,000	250	–	–	349,750	–	350,000

Warrants exercised for cash at $0.50 per share	–	–	50,143	50	24,950	–	25,000

Warrants exercised for cash at $0.45 per share	–	–	17,857	18	8,017	–	8,035

Series A preferred stock offering costs	–	–	–	–	(9,001)	–	(9,001)

Conversion of preferred stock to common stock	(543,910)	(544)	2,175,641	2,176	(1,632)	–	–

Preferred stock dividends paid with common stock	–	–	44,720	45	25,896	(25,941)	–

Common stock issued for accounts payable	–	–	170,000	170	83,130	–	83,300

Derivative relating to preferred stock down-round protection rights	–	–	–	–	46,285	–	46,285

Net loss	–	–	–	–	–	(3,322,370)	(3,322,370)

Balance as of March 31, 2015	4,118,210	$4,118	33,393,828	$33,394	$17,650,426	$(17,902,541)	$(214,603)

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(3,322,370)	$(3,355,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	620	1,404
(Gain) loss on extinguishment of debt	(1,700)	252,158
Loss (gain) on derivative liability	628,723	(388,152)
Accretion of debt discount	–	267,224
Straight-line of mineral lease payable	–	(14,640)
Stock offering costs	–	279,908
Stock-based compensation expense	701,743	367,691
Warrants issued for research and development	–	201,250
Stock issued for services	–	10,500
Warrants issued for financing costs	–	445,000
Warrants issued to convertible note holders	–	83,525
Series A preferred stock units issued for research and development	–	300,000
(Increase) decrease in operating assets:
Receivables	–	207,046
Prepaid and other current assets	(826)	(159,717)
Related-party receivable	–	22,324
Increase (decrease) in operating liabilities:
Accounts payable	230,448	(63,389)
Accrued expenses	(7,655)	(211,386)
Accrued interest on convertible debt and note payable	–	118,790
Net cash used in operating activities	(1,771,017)	(1,635,842)
Cash flows from investing activities:
Acquisition of property and equipment	(1,846)	–
Mine permitting costs	(413,490)	(19,135)
Net cash used in investing activities	(415,336)	(19,135)
Cash flows from financing activities:
Proceeds from issuance of preferred stock units, net	340,999	3,360,615
Proceeds from exercise of warrants	33,035	–
Principal and interest payments on notes payable	(2,228)	(121,139)
Proceeds from issuance of notes payable	–	19,610
Proceeds from issuance of convertible notes payable	–	150,000
Proceeds from issuance of related-party notes payable	–	53,000
(Increase) decrease in prepaid stock offering costs	–	138,917
Net cash provided by financing activities	371,806	3,601,003
Net increase (decrease) in cash	(1,814,547)	1,946,026
Cash, beginning of the period	2,006,007	59,981
Cash, end of the period	$191,460	$2,006,007

Supplemental disclosures of cash flow information:
Interest paid	$–	$29,282
Income taxes paid	$1,309	$200

Supplemental disclosures of non-cash investing and financing activities:
Accounts payable obligations settled with common stock	$83,300	$250,167
Preferred stock dividends paid with common stock	$25,941	$–
Embedded derivative resulting from issuance of preferred stock units	$46,285	$497,573
Conversion of convertible note payable to preferred stock units	$–	$1,925,647
Loss on convertible note conversion to preferred stock units	$–	$88,587
Conversion of related-party convertible note payable to preferred stock units	$–	$131,101
Preferred stock units issued for stock offering costs	$–	$92,250
Conversion of related-party notes payable to common stock	$–	$227,319
Common stock issed for stock offering costs	$–	$131,250
Related-party convertible note payable exchanged for warrants	$–	$1,462,651
Payroll obligations settled with common stock	$–	$184,000
Warrants issued to satisfy payroll liabilities	$–	$1,049,350

See the accompanying notes to consolidated financial statements.

American Sands Energy Corp.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Nature of Operations

American Sands Energy Corp. (“AMSE” or the “Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah that has not commenced planned principal operations. The Company’s activities since inception have consisted principally of acquiring lease rights, raising capital, performing research and development activities with regard to its oil sands extraction technology, working to obtain the required permits necessary to mine the oil sands, and developing the plans to construct a refining facility. The Company’s activities are subject to significant risks and uncertainties including failing to secure the additional funding required to operationalize the Company’s technology.

The Company intends to mine the oil sands ore using conventional mining techniques and use a proprietary solvent to extract oil from the oil sands ore. Management believes that the water-free process produces high quality bitumen, recovers nearly 100% of the solvent, requires no tailings ponds, and its only by-product is reclamation ready sand. Since inception, the Company has been engaged in the business of acquiring and developing oil sands assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

The Company has acquired rights to approximately 1,760 acres of prime oil sands deposits in the Sunnyside area of Utah through its mineral leases as more fully described in Note 4 to the consolidated financial statements.

Effective January 24, 2012, the Company entered into a License, Development and Engineering Agreement with Universal Oil Recovery Corp. (“UOR”) and SRS International (the “License Agreement”) whereby the Company was granted an exclusive non-transferable license to use certain technology in its proposed business to extract bitumen from oil sands. The territory covered by the agreement includes the State of Utah and any other geographic location in which a future designated project is commenced by or through the Company. On November 18, 2013, the Company entered into an Amended and Restated License, Development and Engineering Agreement (“Amendment”) with UOR. The Amendment amends and restates the License Agreement. Pursuant to the terms of the Amendment, the previous royalties of 75% on projects outside of Utah and the minimum royalty of $1,000,000 per year on such agreements have been eliminated. Pursuant to the Amendment, the Company will now pay royalties on projects outside of Utah of 15% of the net fees (net of all costs other than general and administrative expenses) collected by the Company on any license of the technology. In addition, the $25,000 per month management fee is eliminated until a permanent financing is closed (minimum of $25,000,000), at which time the payment will be reinstated. In consideration of the amendment, the Company issued to UOR, 575,000 warrants to purchase common stock of the Company for $0.01 per share, exercisable for ten years. The term of the License Agreement is 20 years and thereafter so long as production of products using the technology is commercially and economically feasible.

Note 2 – Significant Accounting Policies

These financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for annual financial information, as well as the instructions to Form 10-K. Accordingly they include all of the information and notes required by US GAAP for complete financial statements.

The preparation of financial statements, in conformity with US GAAP, requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

a) Principles of Consolidation

The consolidated financial statements include the consolidated operations of American Sands Energy Corp. and its wholly owned subsidiary Green River Resources Inc. (“GRI”). All significant intercompany balances and transactions have been eliminated in consolidation.

American Sands Energy Corp.

Notes to Consolidated Financial Statements

b) Property and Equipment

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

d) Other Assets

During the year ended March 31, 2015 and 2014, the Company capitalized $388,560 and $19,135 of costs, respectively, associated with its mine permitting. As of March 31, 2015 and 2014, the Company had $407,625 and $19,135 of mine permitting costs capitalized, respectively.

As of March 31, 2015 and 2014, the Company has $19,065 of restricted cash that has been paid as part of a reclamation bond related to the Company’s planned mining activities.

e) Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes, and recognizes deferred income tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company calculates its current and deferred tax provision based on estimates and assumptions that can differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified.

The Company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Interest and penalties related to unrecognized tax benefits are included as a component of income tax expense. As of March 31, 2015, there were no uncertain tax positions requiring accrual or disclosure. As of March 31, 215, the Company’s tax returns for the fiscal years 2012 through 2015 remain subject to selection for examination by tax authorities.

f) Research and Development

The Company continues to develop additional technology related to its licensed proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development expenses. For the years ended March 31, 2015 and 2014, the Company incurred costs of $596,428 and $923,774, respectively, for research and development of its technologies.

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

American Sands Energy Corp.

Notes to Consolidated Financial Statements

h) Earnings or Loss per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options, warrants, preferred stock and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended March 31, 2015 and 2014.

i) Concentrations of Risk

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

j) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date or earlier if allowed. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Adoption of ASU 2014-10 Development Stage Entities

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

As allowed, the Company early adopted this standard effective April 1, 2014. The Company’s financial statements have been impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the statements of operations, cash flows, and stockholders’ equity (deficit).

ASU 2014-09 Revenue from Contracts with Customers

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

American Sands Energy Corp.

Notes to Consolidated Financial Statements

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

ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going

Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related note disclosures. The standard is for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is currently assessing the impact, if any, of implementing this guidance will have on the Company.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming the Company is a going concern which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has no revenues, has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the twelve months ended March 31, 2015 of $3,322,370 and has an accumulated deficit of $17,902,541 as of March 31, 2015. In addition, the Company estimates it will require approximately $150,000,000 in capital to commence its principal operations.

The Company intends to continue its research and development efforts, but does not have operating cash flows from which to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and settling certain obligations owed to vendors and related parties through the issuance of equity securities such as preferred stock, common stock, and warrants.  The Company plans to continue to obtain financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The private and public equity placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sands refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing needed to develop its technology and alleviate doubt about its ability to continue as a going concern. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Mineral Leases

During 2005, the Company acquired three oil sands mineral leases: (1) an undivided 40% interest in a 1,120-acre parcel, (2) an undivided 20% interest in the same 1,120-acre parcel, and (3) an undivided 16.666% interest in a 640-acre parcel. These leases are located in Carbon County, Utah. Effective September 5, 2014, the first lease was extended through December 31, 2020 and, effective September 26, 2014, the lease terms on the second and third leases were extended through December 31, 2019. The minimum annual lease payments on the leases total $268,915.

In 2009, a fourth lease was entered into with William G. Gibbs, a relative of the Chief Executive Officer of the Company, for an additional undivided 5% interest in the 640-acre parcel (for a total 21.67% undivided interest in the 640-acre parcel). This lease is located in Carbon County, Utah, adjacent to the 1,120-acre parcel. This lease has a 6-year life with a minimum yearly lease payment of $7,965 and, pursuant to an Addendum dated September 28, 2014, is scheduled to terminate by December 31, 2020, if the property has not reached commercial production.

American Sands Energy Corp.

Notes to Consolidated Financial Statements

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. Two of the four leases are conditioned upon reaching the production stage by December 31, 2020, while the other leases requires production by December 31, 2019. If the Company does not attain average productivity of at least 500 bbl/d by these dates, the interest in these leases may be terminated.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sands ore is mined on their respective properties. Through March 31, 2015, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually. Once production begins, all rents paid count towards the Company’s production royalty commitments.

Future minimum lease payments are as follows for the years ending:

March 31,
2016	$276,880
2017	276,880
2018	276,880
2019	276,880
2020	188,599

Total future minimum lease payments	$1,296,119

Note 5 – Derivative Liability

In connection with the Company’s issuance of Series A preferred stock units described in Note 6, the Company recorded a derivative liability related to down-round protection provided to the preferred stockholders in the event that the Company sells its common stock at a price below $0.35 per share. With the assistance of a third-party valuation specialist, the Company valued the derivative liability based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and March 31, 2014 are summarized as follows:

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$691,859	$691,859

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$109,421	$109,421

American Sands Energy Corp.

Notes to Consolidated Financial Statements

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the year ended March 31, 2015:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Embedded
Derivative Liability
Beginning balance, March 31, 2014	$109,421
Issuances and conversions
Embedded derivatives issued in conjunction with Series A preferred stock units	3,755
Conversion of Series A preferred stock to common stock	(50,040)
Total losses included in net loss	628,723

Ending balance, March 31, 2015	$691,859

Given the nature of the embedded derivative liability, the carrying amounts of $691,859 and $109,421 reported in the accompanying consolidated balance sheets as of March 31, 2015 and 2014, respectively, were derived from Level 3 inputs and represent management’s best estimate of fair value.

Key assumptions used in the valuation of the embedded derivative liability using a Monte Carlo analysis methodology are as follows:

	March 31,	March 31,
	2015	2014
Threshold barrier	$0.35	$0.35
Average price below $0.35 per share	$0.07	$0.22
Probability of offer below $0.35 per share	3%	3%
Preferred share conversion price	$1.40	$1.40
Conversion ratio	20.00	6.36

Note 6 – Preferred Stock

In October 2013, the Company initiated a preferred stock unit offering to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. On March 20, 2014, the board authorized an increase in the preferred stock unit raise from $2,500,000 to $6,650,000. Each unit of the offering sells for $1.40 and entitles the holder to receive one share of Series A Preferred Stock (the “Series A Stock”) along with one warrant to purchase a share of the Company’s common stock at $0.45 per share and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, together referred to as “Series A preferred stock units”)

In November 2013, the board of directors adopted resolutions approving “the designation of Series A Preferred Stock,” and a Certificate of Designation was filed with the state of Delaware. On March 4, 2014, the board of directors approved a resolution increasing the total number of authorized shares of Series A Stock from 3,250,000 to 4,750,000. On March 5, 2014, the Company filed with the state of Delaware a Certificate of Designation to effectuate the increase in authorized shares of Series A Stock. There was no change to the original rights, privileges, and preferences of the Series A Stock.

Series A preferred stockholders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A Stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon. As of March 31, 2015 and March 31, 2014, the liquidation preference for the Series A Stock was $5,765,494 and $6,176,968, respectively.

American Sands Energy Corp.

Notes to Consolidated Financial Statements

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

The offering was closed for new commitments on March 31, 2014. As of March 31, 2015, the Company had issued a total of 4,662,120 Series A preferred stock units. The Company received net cash proceeds of $3,701,615 from selling 2,846,054 Series A preferred stock units and issued an additional 1,532,382 Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in connection with its project permitting process and for general corporate purposes.

During the fiscal year ended March 31, 2015, 543,910 shares of Series A Stock were converted into 2,175,641 shares of common stock and, as of March 31, 2015, there were 4,118,210 shares of Series A Stock outstanding.

Note 7 – Common Stock

During the fiscal year ended March 31, 2015, 543,910 shares of Series A Stock were converted into 2,175,641 shares of common stock. The Company issued an additional 44,720 shares of common stock to settle cumulative dividends for the shares of Series A Stock that were converted.

On November 30, 2014, the Company issued 170,000 shares of common stock to LIFE Power & Fuels LLC in lieu of amounts owed under the LIFE Management Services Agreement, which contract was terminated simultaneous with the issuance of common shares.

During the fiscal year ended March 31, 2015, the Company issued 68,000 shares in connection with the exercise of warrants.

Note 8 – Warrants

The Company has issued various classes of warrants as described below:

a)	Convertible Debt Warrants

In connection with the Company’s $1,750,000 convertible note private offering, the Company granted warrants to the note holders. These warrants give the holders the right to purchase shares of the Company’s common stock at approximately $0.50 per share. In conjunction with the exchange of $1,440,000 of the convertible notes and $331,776 of accrued interest into Series A preferred stock units, 2,663,610 of the convertible debt warrants were returned to the Company and canceled. As of March 31, 2015 and March 31, 2014, there were 0 and 174,485 convertible debt warrants outstanding, respectively. The 174,475 warrants outstanding as of March 31, 2014 expired on April 30, 2014.

b)	Private Placement Warrants

In connection with the Company’s private placement of common stock initiated in 2012, the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. In March 2014, the Company issued 121,259 3-year warrants to purchase the Company’s common stock at $1.15 to certain convertible note holders who converted their notes to Series A preferred stock units. As of March 31, 2015 and March 31, 2014, there were 121,259 private placement warrants outstanding, respectively of which 44,517 were issued to brokers associated with the transaction.

American Sands Energy Corp.

Notes to Consolidated Financial Statements

c)	Debt Exchange Warrants

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for a related-party convertible note payable and simultaneously canceled the note. On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 for a 10-year period. All of the warrants remain outstanding as of March 31, 2015 and 2014.

d)	Series A Preferred Stock Warrants

In connection with the Company’s offering of Series A preferred stock units through March 31, 2015, the Company issued 4,378,436 warrants to purchase the Company’s common stock at $0.45 and 4,378,436 warrants to purchase the Company’s common stock at $0.70 per share. The warrants have a five-year term and a cashless exercise provision. As of March 31, 2015, 8,739,017 warrants remain outstanding.

The Company issued 214,285 Series A preferred stock units for research and development expenses. The issuance included the Company issuing 214,285 warrants to purchase the Company’s common stock at $0.45 per share and 214,285 warrants to purchase the Company’s common stock at $0.70 per share. All of the warrants remain outstanding as of March 31, 2015.

The Company issued 69,399 of Series A preferred stock units to placement agents associated with the offering. The issuance included the Company issuing 69,399 warrants to purchase the Company’s common stock at $0.45 per share and 69,399 warrants to purchase the Company’s common stock at $0.70 per share. All of the warrants remain outstanding as of March 31, 2015.

e)	Broker Warrants

In connection with the Company’s offering of Series A preferred stock units, through March 31, 2015, the Company issued 1,175,292 warrants to purchase the Company’s common stock at $0.35 per share for a five-year period. The warrants were issued to brokers associated with the Series A Stock transactions. All of the warrants remain outstanding as of March 31, 2015.

f)	Other Common Stock Warrants

In connection with the amended License Agreement described in Note 1, the Company issued 575,000 warrants to purchase common stock of the Company at $0.01 per share. The estimated fair value of these warrants of $201,250 was recorded as research and development expense during the year ended March 31, 2014. The warrants remain outstanding as of March 31, 2015.

Note 9 – Stock Option Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which reserves for the issuance of up to 7,000,000 shares of the Company’s common stock. During the year ended March 31, 2015, the Company issued 1,400,000 options to officers and directors of the Company within the 2011 Plan. The options vest over two years, have an exercise price of $0.65 per share, and expire five years from the date of issuance. During the year ended March 31, 2014, the Company issued 360,000 5-year options to third party consultants who help the Company with mine permitting, accounting, and fund raising. 100,000 of these options vested immediately, while 185,000 vest over two years and the remaining 75,000 vest over three years.

The Company recorded $701,743 and $367,691 of compensation expense during the years ended March 31, 2015 and 2014, respectively, in connection with issuing the options described above. The fair value of stock options granted was determined using the Black Scholes option pricing model based on the following assumptions:

	March 31,
Assumption	2015	2014
Dividend yield	–	–
Weighted average volatility	445.11%	686.27%
Risk-free interest rate	1.33%	0.99%
Expected life (years)	4.67	5.00

American Sands Energy Corp.

Notes to Consolidated Financial Statements

Expected option lives were based on historical data of the Company. Expected stock price volatility was based on data from comparable public companies. The risk free interest rate was calculated using U.S. Treasury constant maturity rates similar to the expected lives of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

A summary of option activity for the years ended March 31, 2015 and 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of April 1, 2013	3,662,500	$0.49	2.86
Granted	860,000	0.35	3.33
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–

Balance as of March 31, 2014	4,522,500	0.47	3.95
Granted	1,400,000	0.74	4.10
Exercised	–	–	–
Canceled	–	–	–
Expired	–	–	–

Balance as of March 31, 2015	5,922,500	0.53	3.22

Outstanding and exercisable options presented by price range as of March 31, 2015 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.25	50,000	1.88	$0.25	37,500	$0.25
0.35	860,000	3.33	0.35	347,080	0.35
0.40	3,087,500	3.00	0.40	3,087,500	0.40
0.50	75,000	1.46	0.50	56,250	0.50
0.65	875,000	4.39	0.65	291,667	0.65
0.72	325,000	4.20	0.72	108,333	0.72
1.15	650,000	2.11	1.15	500,000	1.15

$0.25-$1.15	5,922,500	3.22	0.53	4,428,330	0.50

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis. The Company recognized $701,743 and $367,691 of equity-based compensation expense during the years ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $405,318 of total unrecognized compensation cost with a weighted-average vesting period of approximately one year.

As of March 31, 2015 and 2014, the intrinsic values of outstanding and vested stock options were as follows:

	March 31,
	2015	2014
Intrinsic value - options outstanding	$500	$2,038,525
Intrinsic value - options exercisable	375	1,746,236
Intrinsic value - options exercised	–	–

American Sands Energy Corp.

Notes to Consolidated Financial Statements

Note 10 – Income taxes

Provision for income taxes consists of the following components:

	March 31,
	2015	2014
Current	$(506)	$(1,203)
Deferred	–	–
Total	$(506)	$(1,203)

Temporary differences and their related deferred income tax assets and (liabilities) are as follows:

	March 31,
	2015	2014
Deferred income tax assets - current:
Accrued liabilities	$37,492	$–
Deferred income taxes - long-term:
Net operating loss carry forward	5,534,654	4,844,566
Total deferred income tax assets	5,572,146	4,844,566
Valuation allowance	(5,572,146)	(4,844,566)
Net deferred income tax assets	$–	$–

A reconciliation of (provision) benefit for income taxes provided at the federal statutory rate (34% for fiscal years 2015 and 2014) to actual provision for income taxes is as follows:

	March 31,
	2015	2014
Benefit for income taxes computed at federal statutory rate	$1,129,606	$1,140,420
State income taxes, net of federal tax benefit	109,622	110,688
Non-deductible expenses	(506,928)	24,591
Other	(5,225)	14,536
Change in valuation allowance	(727,580)	(1,291,438)

Provision for income taxes	$(505)	$(1,203)

Effective tax rate	0.04%	0.11%

As of March 31, 2015, the Company has available for federal and state income tax purposes net operating loss carry-forwards of approximately $14,900,000, which begin to expire in 2025, that may be used to offset future taxable income, if any. Pursuant to Section 382 of the Internal Revenue Code, current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has provided a full valuation allowance for the tax benefit of the operating loss carry-forwards and other deferred income tax assets due to the uncertainty regarding realization.

American Sands Energy Corp.

Notes to Consolidated Financial Statements

Note 11 – Commitments

Effective January 1, 2013, the Company modified its employment contract with its Chief Executive Officer. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share. The term of the employment agreement is in effect through December 31, 2015. On November 7, 2013, the board voted to settle the CEO’s outstanding salary payable with shares of common stock at $0.35 per share. On March 31, 2014, all of the CEO’s past wages totaling $184,000 were settled by issuing 525,715 shares of the Company’s common stock. The Company entered into a new employment agreement with its Chief Operating Officer on June 1, 2014. Under the terms of the new agreement, the Chief Operating Officer is entitled to pay of $245,000 in annual compensation until such time as the Company completes a capital raise of at least $20,000,000 at which time, the annual compensation will increase to $300,000.

The Company has an amended consulting agreement with C14 Strategies, an entity controlled by the former President, that will remain in force until a Financing Event occurs at which time it will be immediately terminated. Pursuant to the agreement, C14 Strategies provides assistance with respect to strategic objectives of the Company. As compensation for such services, C14 Strategies is paid $2,000 per month. The contract is terminable at any time with 60 days’ notice, or immediately by mutual consent.

Effective January 1, 2013, the Company modified the Chief Financial Officer’s (“CFO”) employment agreement. Under the terms of the agreement the CFO’s annual salary is $175,000.

Note 12 – Subsequent Events

Daniel Carlson served as Vice President, Chief Financial Officer of American Sands Energy Corp. (the “Company”), pursuant to the Amended and Restated Employment Agreement between the Company and Mr. Carlson dated May 15, 2013, as amended June 10, 2014 (the “Agreement”). By its terms, the Agreement expired June 30, 2015, and as a consequence Mr. Carlson’s employment as Vice President, Chief Financial Officer terminated on that date.

David Hardman has been engaged to serve as interim Chief Financial Officer of the Company until his replacement by the board of directors or resignation. The Company is still in the process of obtaining government permits, so for the time being Mr. Hardman will work the hours required to perform the functions of the position and the Company will pay him at a rate of $150 per hour. In addition, the Company will grant an award of stock options to Mr. Hardman to purchase 125,000 shares of Company common stock at an exercise price of $0.34 that expire five years from the date of grant and vest one-third on the date of grant and an additional one-third on the next two anniversaries of the grant date.

