Form 10-K/A
period 2015-03-31
American Sands Energy Corp.
filed 2015-07-29
CIK 1432001

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

The number of shares outstanding of the registrant’s common stock on July 23, 2015, was 33,393,828.

Explanatory Note

American Sands Energy Corp. (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, to amend and present Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive proxy statement or information statement with respect to our Annual Meeting of Shareholders for 2015. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on July 14, 2015 remains unchanged.

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

Name	Age	Position(s)	Director Since	Employment Background
William C. Gibbs*	57	Chief Executive Officer, Chairman & Director	2011	Mr. Gibbs was appointed as Chairman of our Board of Directors and as President and CEO on June 3, 2011. Mr. Gibbs resigned as President on February 16, 2012, but continues as CEO and Chairman. He has also served as the CEO and a director of Green River Resources, Inc., our wholly owned Utah subsidiary since February of 2004. From 2004 until its dissolution on December 31, 2011, he served as President and Chairman of Green River Resources Corp., a Canadian energy technology company focused on the extraction of oil from oil sands and which became a wholly owned subsidiary of our Company on June 3, 2011, until its dissolution on December 31, 2011. Since March 3, 2011 until October 29, 2012, he also served as a director of Colombia Energy Resources, Inc., a company that was engaged in coal mining operations. Mr. Gibbs received his law degrees from Georgetown University (LLM, Securities Regulation), the University of Utah, and Magdalene College (Oxford University) (J.D.). He earned his undergraduate degree from the University of Utah in economics. The determination that Mr. Gibbs should serve as a director is based on his experience with energy development technologies and mining ventures, and his long-term experience with our mineral leases.

William H. Champion*	63	Director	2014	Mr. Champion was appointed as a director on June 10, 2014. Mr. Champion is a senior mining executive with an experience base that spans multiple geographies, cultures and metal and mineral products. Most recently, Mr. Champion was the Managing Director of Rio Tinto Coal Australia, where he managed all coal mining operations in Australia (2009-2013). Mr. Champion has degrees in both Chemical Engineering and Biological Sciences from the University of Arizona. The determination that Mr. Champion should serve as a director is based on his long-term experience with mining ventures, as well as significant executive management experience.

Mark F. Lindsey*	59	Director	2011	Mr. Lindsey was appointed as a director on June 3, 2011, and has served as a director of our subsidiary, Green River Resources, Inc., since November 2007. Since 2005 he has been the owner of Nibley and Company Limited, a manufacturer’s representative of large specialty equipment for mining and plant operations. Mr. Lindsey graduated from the University of Utah in 1980 and from the Colorado School of Mines in 1990 with a Master’s Degree in Mineral and Energy Economics. The determination that Mr. Lindsey should serve as a director is based on his experience with mining and milling equipment and processes.

Gayle McKeachnie*	72	Director	2011	Mr. McKeachnie has served as a director since June 3, 2011, and has served as a director of our subsidiary, Green River Resources, Inc., since February 2011. He has been self-employed as an attorney since 2008. Mr. McKeachnie is a former Lt. Governor in the State of Utah and served four terms in the Utah House of Representatives. Mr. McKeachnie graduated from the College of Southern Utah in 1967 with a Bachelor of Arts Degree in Political Science and from the University of Utah College of Law in 1970. The determination that Mr. McKeachnie should serve as a director is based on his experience with many of the legal aspects of corporate development and governance, as well as his experience with government regulatory procedures.

David B. Hardman	51	Chief Financial Officer and Secretary	--	Mr. Hardman has served as our Chief Financial Officer since July 1, 2015. From June 2010 to the present Mr. Hardman has owned and operated DBH Consulting LLC, a CFO outsourcing business that specializes in working with smaller reporting public companies. From 2006 to 2010, Mr. Hardman worked as an audit shareholder for the national CPA firm, Mayer Hoffman McCann P.C. (a CBIZ MHM Affiliate). Prior to that Mr. Hardman spent nine years working in private industry as a controller of a public company and a CFO of a privately held oil refining company and ten years working in auditing and consulting for multinational public accounting firms. Mr. Hardman earned a Bachelor of Science degree in accounting from Brigham Young University in 1987 and is a licensed CPA in Utah.

Robin Gereluk	55	Chief Operating Officer	--	Mr. Gereluk was appointed as our Chief Operating Officer on June 3, 2011, and has served as COO and Vice-President of our subsidiary, Green River Resources, Inc., since April 2008. From 2012 until June 2014, Mr. Gereluk also served as a manager for Athabasca Oil Corp. Mr. Gereluk was a project engineer for Excelsior Engineering from 2011 until 2012. From 1987 until 2011, Mr. Gereluk was a manager of conventional engineering for Bower Damberger Rolseth Engineering Ltd. Mr. Gereluk graduated from Northern Alberta Institute of Technology in 1981 with a Diploma in Chemistry and from the University of Wyoming in 1987 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Gereluk holds licenses as a Professional Engineer in Alberta and British Columbia, Canada.

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

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

No member of the Board of Directors meets the qualifications of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. We are in the process of pursuing the permits and other governmental approvals required for us to extract and process our oil sands resources. Accordingly, we have not commenced planned principal operations and our financial transactions are limited in scope and number, so we do not believe the absence of this financial expertise on the Board of Directors adversely affects our ability to accurately report and fairly present our financial condition and results of operations.

Code of Ethics

On November 14, 2011, the Board of Directors adopted a Code of Ethics. The purpose of the Code of Ethics is to set our expectations with respect to standards of ethical conduct and fair dealings. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics was attached as an exhibit to our annual report on Form 10-K filed with the SEC on June 30, 2014. Our Code of Ethics is also available on our corporate website at www.americansands.com.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and changes in ownership of our Common Stock. Such individuals are also required to furnish us with copies of all such ownership reports they file. During the fiscal year ended March 31, 2015, there were no instances of which we are aware in which a director, officer, or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended March 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
William C. Gibbs, CEO	2015 2014	276,000 276,000	50,748(3) –	51,446 (4) 38,009 (4)	378,194 314,009
Daniel F. Carlson, CFO(5)	2015 2014	175,000 175,000	236,955(2),(3) –	– –	411,955 175,000
Robin Gereluk, COO	2015	220,792(6)	65,152(3)	–	285,944

(1) The estimated value of options awarded was determined in accordance with FASB ASC 718; see Note 9 in the footnotes to the Consolidated Financial Statements included in the Form 10-K for the year ended March 31, 2015. Amounts reported do not reflect amounts actually received by the officer.

(2) On June 10, 2014, the Board of Directors granted to Mr. Carlson 125,000 options exercisable at $0.72 and expiring on June 10, 2019. In addition, the Board of Directors caused 200,000 options previously issued to Mr. Carlson to become fully vested. The options are exercisable at $1.15 and expire on February 16, 2017.

(3) On August 19, 2014, the Board of Directors granted to each officer and director, including Messrs. Gibbs, Carlson and Gereluk, 125,000 options exercisable at $0.65 and expiring on August 19, 2019. The options vest as follows: 1/3 on grant date, 1/3 one year from grant date, and 1/3 to vest at the end of the second year from grant date.

(4) This compensation represents reimbursement for health insurance in the amounts of $21,078 and $17,484, respectively, for the years ended March 31, 2015 and 2014; for life insurance premiums paid by the Company in the amounts of $7,767 and $4,728, respectively, for the years ended March 31, 2015 and 2014; $12,686 and $9,977 for automobile allowance for the years ended March 31, 2015 and 2014; and disability insurance premiums paid by the Company in the amounts of $9,915 and $5,820 respectively for the years ended March 31, 2015 and 2014.

(5) Mr. Carlson served as the Chief Financial Officer of the Company from February 16, 2012 until June 30, 2015.

(6)Mr. Gereluk received compensation of $16,625 as an hourly consultant and $204,147 as an employee from the Company during the year ended March 31, 2015.

William C. Gibbs has an employment agreement dated August 1, 2007, with GRC and GRI that was subsequently assumed by us (the “Gibbs Agreement”). Effective January 1, 2013, the Company modified its employment contract with Mr. Gibbs. Pursuant to the terms of the modification, the CEO’s salary was reduced from $400,000 per year to $276,000 per year. Upon completion of a $10,000,000 or more capital raise, the CEO’s salary will increase to $400,000. On September 30, 2013, the CEO’s unpaid salary from inception through 2011 totaling $1,049,350 was exchanged for 2,260,000 warrants to purchase the Company’s common stock for $0.01 per share. The term of the employment agreement is in effect through December 31, 2015. On November 7, 2013, the board voted to settle the CEO’s outstanding salary payable with shares of common stock at $0.35 per share. On March 31, 2014, all of the CEO’s past wages totaling $184,000 were settled by issuing 525,715 shares of the Company’s common stock.

Daniel F. Carlson served as Vice President, Chief Financial Officer of the Company, pursuant to the Amended and Restated Employment Agreement between the Company and Mr. Carlson dated May 15, 2013, as amended June 10, 2014 (the “Agreement”). By its terms, the Agreement expired June 30, 2015, and as a consequence Mr. Carlson’s employment as Vice President, Chief Financial Officer terminated on that date.

Equity Awards

OUTSTANDING EQUITY AWARDS

As at March 31, 2015

Name	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
William C. Gibbs	1,975,000(1)	–	–	$0.40	3/31/18
	75,000	–	–	$1.15	6/15/17
	41,667	83,333	83,333	$0.65	8/21/19
Daniel F. Carlson	25,000	–	–	$0.50	9/15/16
	200,000	–	–	$1.15	2/16/17
	75,000	–	–	$1.15	6/15/17
	83,333	–	–	$0.72	6/10/19
	41,667	–	–	$0.65	8/21/19
Robin Gereluk	875,000(1)	–	–	$0.40	3/31/18
	185,000	–	–	$0.35	7/11/18
	125,000	41,666	41,666	$0.65	8/21/19

(1)	These options were granted outside of our 2011 Long-Term Incentive Plan.

2011 Long-Term Incentive Plan

In May 2011, the Board adopted the 2011 Long-Term Incentive Plan (the “Plan”). The Plan was adopted by the shareholders on September 16, 2011. The purpose of the Plan is to provide eligible persons, including our officers and directors, an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in our service.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the last fiscal year ended March 31, 2015:

DIRECTOR COMPENSATION

Name	Salary ($)	Option Awards(1) ($)	Total ($)

Mark F. Lindsey	–	63,847 (2)	63,847
Justin F. Swift (4)	–	63,847 (2)	63,847
Gayle McKeachnie	–	63,847 (2)	63,847
William H. Champion	–	123,945 (2)(3)	123,945

(1) The estimated value of options awarded was determined in accordance with FASB ASC 718; see Note 9 in the footnotes to the Consolidated Financial Statements included in the Form 10-K for the year ended March 31, 2015. Amounts reported do not reflect amounts actually received by the officer.

(2) On August 19, 2014, the Board of Directors granted to each officer and director, 125,000 options exercisable at $0.65 and expiring on August 19, 2019. The options vest as follows: 1/3 on grant date, 1/3 one year from grant date, and 1/3 to vest at the end of the second year from grant date. The options were granted under the 2011 Long-Term Incentive Plan.

(3) On June 10, 2014, we granted 200,000 options to Mr. Champion, a newly elected director of the Company. The options are exercisable at $0.72 per share and expire June 10, 2019. One-third of the options vest on the grant date, one-third vest on the first one-year anniversary of the grant date, and the remaining one-third vest on the second one-year anniversary of the grant date. The options were granted under the 2011 Long-Term Incentive Plan.

(4) On June 24, 2015, Mr. Swift resigned from the Company’s board of directors for personal reasons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of July 23, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Ownership(2)

William C. Gibbs
201 S. Main Street Suite 1800 Salt Lake City, Utah 84111	18,261,385	(3)	44.2%

Daniel F. Carlson
201 S. Main Street Suite 1800 Salt Lake City, Utah 84111	1,184,487	(4)	3.5%	•

Robin Gereluk
201 S. Main Street Suite 1800 Salt Lake City, Utah 84111	1,143,334	(5)	3.3%

Mark F. Lindsey 201 S. Main Street Suite 1800 Salt Lake City, Utah 84111	358,333	(6)	1.1%

Gayle McKeachnie 201 S. Main Street Suite 1800 Salt Lake City, Utah 84111	320,833	(7)	1.0%

William H. Champion 201 S. Main Street Suite 1800 Salt Lake City, Utah 84111	216,666	(8)	0.6%

Executive Officers, Named Executive Officers, and Directors as a Group (6 Persons)	21,485,039		49.1%

Teymuraz Tkebuchava 110 Stuart St. Boston, MA 02116	6,428,574	(9)	16.1%

Bleeding Rock LLC 2610 Hillsden Dr. Holladay, UT 84117	10,065,716	(10)	29.9%

Seaside 88 LP William J. Ritger, Managing Member 2700 N. Ocean Dr. Suite 19 Singer Island, FL 33404	5,232,684	(11)	13.9%

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

(2) Percentage based on 33,393,828 shares of common stock outstanding as of July 23, 2015.

(3) Includes 2,133,333 shares issuable upon exercise of outstanding options. Also includes 9,835,700 common shares owned by Bleeding Rock LLC, an entity controlled by Mr. Gibbs. Also includes 3,260,000 shares issuable upon exercise of warrants owned by Hidden Peak Partners L.C., an entity controlled by Mr. Gibbs, 76,672 shares issuable upon exercise of warrants owned by Bleeding Rock LLC, an entity controlled by Mr. Gibbs, and 2,260,000 shares issuable upon exercise of warrants owned directly by Mr. Gibbs. Also includes 153,344 common shares issuable upon conversion of 38,336 shares of Series A Convertible Preferred stock owned by Bleeding Rock LLC, an entity controlled by Mr. Gibbs. Also includes 542,336 shares owned directly by Mr. Gibbs.

(4) Includes 759,487 shares owned by Mr. Carlson and 425,000 shares issuable upon exercise of vested options.

(5) Represents 1,143,334 shares issuable upon exercise of vested options.

(6) Represents 358,333 shares issuable upon exercise of vested options.

(7) Represents 320,833 shares issuable upon exercise of vested options.

(8) Represents 216,666 shares issuable upon exercise of vested options.

(9) Includes 4,285,716 shares issuable upon conversion of Series A Convertible Preferred and 2,142,858 shares issuable upon exercise of warrants.

(10) Includes 9,835,700 shares of common stock and 153,344 shares of common stock issuable upon conversion of Series A Convertible Preferred and 76,672 shares issuable upon exercise of warrants. These shares are included with the shares beneficially owned by Mr. Gibbs above.

(11) Includes 1,005,150 shares of common stock controlled by Mr. Ritger, 2,818,356 shares issuable upon conversion of Series A Convertible Preferred, and 1,409,178 shares issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth as of March 31, 2015, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	3,235,000(1)	$0.73	3,765,000(2)
Equity compensation plans not approved by security holders	3,087,500	$0.40	-
Total	6,322,500

(1)	Represents options granted under our 2011 Long-Term Incentive Plan.

(2)	Represents shares available for future issuance under the 2011 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Certain Relationships

On June 15, 2012, we approved a Management and Services Agreement (the “LIFE Agreement”) with Life Power & Fuels LLC (“LIFE”). Under the LIFE Agreement, LIFE will provide us with general corporate advisory services, financial advisory services, merger acquisition services, equipment leasing, lines of credit, equipment financing, and other debt or credit facilities. In exchange for services, we will pay LIFE a monthly fee of $25,000 which will be accrued until we raise a minimum of $3,500,000 in an equity or debt offering. At such time, LIFE will have the option to convert all outstanding accrued amounts into the equity or debt instruments issued by us in such offering. The term of the 36-month LIFE Agreement commenced on April 1, 2012, and renews automatically for an additional 12 months on each succeeding anniversary unless terminated in writing by either party. Various members of LIFE’s management and limited partners are also affiliated with our company including Messrs. Carlson, our former Chief Financial Officer and Mooney, our former Audit Committee Chairman. On May 15, 2013, we amended the LIFE Agreement. The amendment provides that, effective January 1, 2013, any amounts then accrued and payable to LIFE Power & Fuels, LLC were reduced by $200,000. In addition, the monthly fee payable under our agreement with LIFE was reduced to $5,000 until Mr. Carlson, our Chief Financial Officer, is no longer employed by us, at which time the monthly fee will increase to $25,000. The monthly fee will accrue until we complete a financing of at least $10,000,000, at which time the accrued amount will convert into debt or equity instruments under the same terms as the financing. The Life Agreement was terminated on November 30, 2015. In connection with the termination, the Company issued 170,000 shares of common stock to settle all obligations associated with the agreement.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the NYSE Amex, now known as the NYSE MKT, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that William H. Champion, Mark F. Lindsey, and Gayle McKeachnie meet this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Tanner, LLC audited our consolidated financial statements for the years ended March 31, 2015 and 2014. Tanner, LLC has served as our independent registered public accounting firm since April 5, 2011.

Our Audit Committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the consolidated financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015, with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The Audit Committee also has reviewed and discussed with our independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those consolidated financial statements with accounting principles generally accepted in the United States, its judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Committee by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received the written disclosures and the letter from Tanner LLC required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with Tanner LLC its independence.

Based on the considerations and discussions referred to above, the Audit Committee and Board of Directors approved the audited consolidated financial statements for years ended March 31, 2015 and 2014 and their inclusion in our Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the Securities and Exchange Commission.

Services Provided By the Independent Public Accountant and Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate audit fees billed by our independent registered public accounting firm, Tanner, LLC for the years ended March 31, 2015 and March 31, 2014, were as follows:

Fiscal Year Ended	Amount
March 31, 2015	$70,600
March 31, 2014	$62,500

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Delaware Certificate of Incorporation, as amended	10-Q	000-53167	3.1	11/17/11
3.1(a)	Certificate of Designation of Series A Preferred Shares	8-K	000-53167	3.1	03/07/14
3.2	Bylaws, as amended August 28, 2012
4.1	2011 Long-Term Incentive Plan	10-K	000-53167	4.1	6/9/11
10.1	Employment Agreement dated August 1, 2007, as amended on August 12, 2009, with William C. Gibbs	10-K	000-53167	10.1	6/9/11
10.2	Second Amendment dated May 15, 2013, to Employment Agreement with William C. Gibbs	10-K	000-53167	10.21	7/15/13
10.3	Exchange Agreement between the Company and William C. Gibbs, dated September 30, 2013	8-K	000-53167	99.2	10/16/13
10.4	Warrant Agreement with William Gibbs	10-Q	000-53167	10.1	11/19/13
10.5	Employment Agreement dated February 16, 2012, with Daniel F. Carlson	8-K	000-53167	99.3	2/23/12
10.6	Amendment dated January 14, 2013, to Employment Agreement of Daniel Carlson	8-K	000-53167	99.1	1/15/13
10.7	Amended and Restated Employment Agreement dated May 15, 2013 with Daniel Carlson	10-K	000-53167	10.22	7/15/13
10.8	Amendment dated June 10, 2014, to Employment Agreement of Daniel Carlson	10-K	000-53167	10.45	6/30/14
10.9	Termination of Employment Agreement with Robin Gereluk, effective June 1, 2014, by Green River Resources, Inc.	10-K	000-53167	10.43	6/30/14
10.10	Employment Agreement dated June 1, 2014, by and between American Sands Energy Corp. and Robin Gereluk	10-K	000-53167	10.44	6/30/14
10.11	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-K	000-53167	10.7	6/22/12
10.12	Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-K	000-53167	10.8	6/22/12
10.13	Addendum #8 Hydrocarbon and Mineral Lease dated February 23, 2005, as amended, and assignment dated November 8, 2005, with Osterbroen Family Limited Partnership, et al.	10-Q	000-53167	10.4	11/19/13
10.14	Ninth Addendum to Utah Tar Sands, LLC Hydrocarbon and Mineral Lease	10-Q	000-53167	10.2	11/18/14
10.15	Hydrocarbon and Mineral Lease dated January 14, 2005, as amended, and assignment dated November 8, 2005, with Meany Land & Exploration, Inc.	10-K	000-53167	10.9	6/22/12
10.16	Addendum #6 to Hydrocarbon and Mineral Leases dated January 14, 2005, as amended, and assignment dated November 8, 2005, Meany Land & Exploration, Inc.	10-Q	000-53167	10.3	11/19/13
10.17	Seventh Addendum to Meany Land & Exploration, Inc. Hydrocarbon and Mineral Lease	10-Q	000-53167	10.3	11/18/14
10.18	Hydrocarbon and Mineral Lease dated October 2009, and Affirmation document dated May 6, 2011, with William G. Gibbs	10-K	000-53167	10.10	6/22/12

10.19	Addendum to Hydrocarbon and Mineral Lease dated October 2009, with William G. Gibbs	10-Q	000-53167	10.5	11/19/13
10.20	Second Addendum to Will G. Gibbs Lease Agreement	10-Q	000-53167	10.1	11/18/14
10.21	License, Development and Engineering Agreement dated January 24, 2012 (confidential information has been redacted)	10-K	000-53167	10.12	6/22/12
10.22	Gross Royalty Agreement dated January 24, 2012, with Bleeding Rock LLC, and assignment dated January 31, 2012, to Hidden Peak Partners LC	10-K	000-53167	10.14	6/22/12
10.23	Exchange Agreement between the Company and Hidden Peak Partners LC, dated September 30,2013	8-K	000-53167	99.1	10/16/13
10.24	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Hidden Peak Partners LC	10-K	000-53167	10.24	7/15/13
10.25	Warrant Agreement with Hidden Peak Partners LC	10-Q	000-53167	10.2	11/19/13
10.26	Bleeding Rock Promissory Note dated August 20, 2013	8-K	000-53167	99.1	8/23/13
10.27	Second Amendment dated May 15, 2013, to Convertible Promissory Note with Bleeding Rock, LLC	10-K	000-53167	10.25	7/15/13
10.26	Elizabeth Harley Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.1	8/19/13
10.28	Philip Edward Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.2	8/19/13
10.29	William Evans Swindells Trust Convertible Promissory Note dated May 21, 2013	10-Q	000-53167	10.3	8/19/13
10.30	C14 Convertible Promissory Note dated January 13, 2013	10-Q	000-53167	10.4	8/19/13
10.31	Amended and Restated License, Development and Engineering Agreement dated November 18, 2013	10-Q	000-53167	10.6	11/19/13
10.32	Warrant Agreement with Universal Oil Recovery LLC	10-Q	000-53167	10.1	2/19/14
10.33	Form of Warrant Agreement with an Exercise Price of $0.45 per Share	10-Q	000-53167	10.2	2/19/14
10.34	Form of Warrant Agreement with an Exercise Price of $0.70 per Share	10-Q	000-53167	10.3	2/19/14
10.35	Warrant Agreement with Merriman Capital, Inc.	10-Q	000-53167	10.4	2/19/14
10.36	Agreement dated June 25, 2014 with FLSmidth.	10-K	000-53167	10.36	7/14/15
14.1	Code of Ethics adopted on November 11, 2011	10-Q	000-53167	99.1	2/17/12
21.1	List of Subsidiaries	10-K	000-53167	21.1	6/22/12
23.1	Consent of Tanner LLC, independent registered public accounting firm	10-K	000-53167	23.1	7/14/15
31.1	Rule 13a-14 (a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14 (a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document	10-K	000-53167	101.INS	7/14/15
101.SCH	XBRL Taxonomy Schema	10-K	000-53167	101.SCH	7/14/15
101.CAL	XBRL Calculation Linkbase	10-K	000-53167	101.CAL	7/14/15
101.DEF	XBRL Definition Linkbase	10-K	000-53167	101.DEF	7/14/15
101.LAB	XBRL Label Linkbase	10-K	000-53167	101.LAB	7/14/15
101.PRE	XBRL Presentation Linkbase	10-K	000-53167	101.PRE	7/14/15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Sands Energy Corp.

Date: July 29, 2015	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer

Date: July 29, 2015	By:	/s/ David B. Hardman
David B. Hardman, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14 (a) Certification by Principal Executive Officer

31.2	Rule 13a-14 (a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

