Form 10-Q
period 2015-06-30
American Sands Energy Corp.
filed 2015-08-19
CIK 1432001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________

Commission File Number 000-53167

American sands energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0405708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The issuer had 33,393,828 shares of common stock, $.001 par value, outstanding as of August 18, 2015.

AMERICAN SANDS ENERGY CORP.

American Sands Energy Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2015	2015
Assets
Current assets:
Cash	$5,348	$191,460
Prepaid and other current assets	171,435	256,324

Total current assets	176,783	447,784

Property and equipment, net	1,590	1,744

Other assets	562,259	451,690

Total assets	$740,632	$901,218

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$416,933	$323,247
Accrued expenses	228,916	100,715

Total current liabilities	645,849	423,962

Derivative liability	–	691,859

Total liabilities	645,849	1,115,821

Commitments and contingencies (Notes 3, 4 and 10)

Stockholders' equity (deficit):
Preferred stock, $.001 par value: 10,000,000 shares authorized; 4,750,000 shares designated as Series A preferred stock; 4,118,210 Series A preferred shares outstanding	4,118	4,118
Common stock, $.001 par value: 200,000,000 shares authorized; 33,393,828 shares outstanding	33,394	33,394
Additional paid-in capital	18,433,475	17,650,426
Accumulated deficit	(18,376,204)	(17,902,541)

Total stockholders' equity (deficit)	94,783	(214,603)

Total liabilities and stockholders' equity (deficit)	$740,632	$901,218

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	June 30, 2015	June 30, 2014

Revenues	$–	$–

Operating expenses:
General and administrative	330,826	567,824
Research and development	73,417	104,328
Mineral lease	69,220	69,220

Total operating expenses	473,463	741,372

Loss from operations	(473,463)	(741,372)

Other expense:
Loss on derivative	–	146,302

Loss before provision for income taxes	(473,463)	(887,674)
Provision for income taxes	(200)	(100)

Net loss	(473,663)	(887,774)

Less: Cumulative preferred stock dividends	(86,245)	(96,758)

Net loss attributable to common stockholders	$(559,908)	$(984,532)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted	33,393,828	31,016,036

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended June 30, 2015

	Series A preferred		Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance as of March 31, 2015	4,118,210	$4,118	33,393,828	$33,394	$17,650,426	$(17,902,541)	$(214,603)

Stock-based compensation	–	–	–	–	91,190	–	91,190

Reclassification of preferred stock conversion feature (See Notes 2 and 5)	–	–	–	–	691,859	–	691,859

Net loss	–	–	–	–	–	(473,663)	(473,663)

Balance as of June 30, 2015	4,118,210	$4,118	33,393,828	$33,394	$18,433,475	$(18,376,204)	$94,783

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(473,663)	$(887,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154	207
Loss on derivative liability	–	146,302
Stock-based compensation expense	91,190	269,880
Decrease in operating assets:
Prepaid and other current assets	84,889	50,928
Increase (decrease) in operating liabilities:
Accounts payable	93,686	142,732
Accrued expenses	128,201	(8,209)
Net cash used in operating activities	(75,543)	(285,934)
Cash flows from investing activities:
Mine permitting and other costs	(110,569)	(73,159)
Net cash used in investing activities	(110,569)	(73,159)
Cash flows from financing activities:
Proceeds from issuance of preferred stock units, net	–	341,000
Proceeds from exercise of warrants	–	33,035
Principal and interest payments on notes payable	–	(2,228)
Net cash provided by financing activities	–	371,807
Net increase (decrease) in cash	(186,112)	12,714
Cash, beginning of the period	191,460	2,006,007
Cash, end of the period	$5,348	$2,018,721

Supplemental disclosures of cash flow information:
Income taxes paid	$200	$200

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$–	$114
Preferred stock dividends paid with common stock	$–	$1,311
Embedded derivative resulting from issuance of preferred stock units	$691,859	$3,756

See the accompanying notes to condensed consolidated financial statements.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Description of Business and Nature of Operations

American Sands Energy Corp. (“AMSE” or the “Company”) is a pre-production oil company with oil sands resources located near Sunnyside, Utah that has not commenced planned principal operations. The Company’s activities since inception have consisted principally of acquiring lease rights, raising capital, performing research and development activities with regard to its oil sands extraction technology, working to obtain the required permits necessary to mine the oil sands, and developing the plans to construct a bitumen extraction facility. The Company’s activities are subject to significant risks and uncertainties including failing to secure the additional funding required to operationalize the Company’s technology.

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

Note 2 – Significant Accounting Policies

These financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.

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

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

c) Other Assets

During the three months ended June 30, 2015 and 2014, the Company capitalized $25,049 and $73,159 of costs, respectively, associated with mine permitting. As of June 30, 2015, the Company had $432,674 of mine permitting costs capitalized.

d) Research and Development

The Company continues to develop additional technology related to its proprietary bitumen extraction process. To date, the Company has expensed costs associated with developing its technology as research and development costs. For the three months ended June 30, 2015 and 2014, the Company incurred costs of $73,417 and $104,328, respectively, for research and development of its technologies.

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

f) Net Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of dilutive common share equivalents during the period. Common share equivalents include preferred stock, outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, common share equivalents are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended June 30, 2015 and 2014. As of June 30, 2015 and 2014, the Company had cumulative, undeclared dividends that had not been accrued related to its preferred stock of $495,160 and $170,358, respectively. For the three months ended June 30, 2015 and 2014, the Company had accrued preferred stock dividends of $86,245 and $96,758, respectively, which were added to net loss in the consolidated statements of operations in order to calculate net loss per common share attributable to common stockholders.

g) Recent Accounting Pronouncements

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

Step 1: Identify the contracts with a customer.

Step 2: Identify the performance obligations in the contracts.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contracts.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Until the Company begins to recognize revenue, its financial statements will not be affected by the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related note disclosures. The standard is for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is currently assessing the impact, if any, the implementation of this guidance will have on the Company.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The amendments in ASU 2014-16 clarify how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. No single term or feature should necessarily determine the economic characteristics and risks of the host contract. In evaluating the nature of the host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in ASU 2014-16 are effective for entities for fiscal years, and interim periods within those years, beginning after December 31, 2015. Early adoption, including adoption in an interim period, is permitted.

The Company adopted ASU 2014-16 effective April 1, 2015. The Company conducted an evaluation of its preferred stock offering and the related conversion feature. The Company concluded that the conversion feature is clearly and closely related to the preferred stock and that the preferred stock is more akin to equity. As a result of adopting ASU 2014-16, the Company reclassified the embedded derivative liability related to the preferred stock conversion feature to additional paid-in capital. See Note 5.

Note 3 – Going Concern

The Company’s financial statements have been prepared using the going concern assumption which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended June 30, 2015 of $473,663 and has an accumulated deficit of $18,376,204 as of June 30, 2015. In addition, the Company estimates it will require approximately $150,000,000 in capital to commence principal operations.

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

The Company’s interest in these leases is conditioned upon the payments of royalties, minimum yearly investment in development, tax payments, and other obligations to the owners of the leases. Two of the four leases are conditioned upon reaching the production stage by December 31, 2020, while one of the other leases requires production by December 31, 2019. If the Company does not attain average production of at least 500 barrels per day (“bbl/d”) by these dates, the interest in these leases may be terminated.

Upon commencement of operations, each lease requires a production royalty of 10% of the market value of the minerals sold, net of applicable costs and expenses. The Company has the right, but not the obligation, to pool or unitize the leases, such that the ore mined is allocated between, and the royalties paid, on their proportionate interests. If not pooled, the owners will be paid royalties only to the extent the oil sands ore is mined on their respective properties. Through June 30, 2015, no production royalties were accrued or paid because production on these properties had not commenced. After three consecutive calendar years of production on the 1,120-acre parcel, the production royalty on the 1,120-acre parcel shall be the greater of the 10% royalty or $1,000,000 annually. Once production begins, all rents paid count towards the Company’s production royalty commitments.

Future minimum lease payments are as follows for the years ending:

June 30,
2016	$276,880
2017	276,880
2018	276,880
2019	276,880
2020	188,599

Total future minimum lease payments	$1,296,119

Note 5 – Derivative Liability

In connection with the Company issuing its Series A preferred stock units described in Note 6, the Company previously accounted for the conversion feature related to down-round protection provided to the preferred stockholders in the event that the Company sells its common stock at a price below $0.35 per share as a derivative liability.

As more fully described in Note 2, the Company adopted ASU 2014-16 effective April 1, 2015 and conducted an evaluation of its preferred stock offering and the related conversion feature. The Company concluded that the conversion feature is clearly and closely related to the preferred stock and that the preferred stock is more akin to equity. As a result of adopting ASU 2014-16, the Company reclassified its embedded derivative liability of $691,859 to additional paid-in capital.

Prior to the adoption of ASU 2014-16, the Company bifurcated its embedded derivative and accounted for it as a liability while the corresponding preferred stock was accounted for as equity. With the assistance of a third-party valuation specialist, the Company valued the derivative liability based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 is summarized as follows:

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Embedded derivative	$–	$–	$691,859	$691,859

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Embedded Derivative Liability
Beginning balance, March 31, 2015	$691,859
Adjustments
Adoptions of ASU 2014-16	(691,859)
Ending balance, June 30, 2015	$–

Given the nature of the derivative liability, the carrying amounts of $0 and $691,859 reported in the accompanying condensed consolidated balance sheets as of June 30, 2015 and March 31, 2015, respectively, were derived from Level 3 inputs and represent management’s best estimates of fair value.

Key assumptions used in the valuation of the embedded derivatives as of March 31, 2015 using a Monte Carlo analysis methodology are as follows:

Threshold barrier	$0.35
Average price below $0.35 per share	$0.07
Probability of offer below $0.35 per share	3%
Preferred share conversion price	$1.40
Conversion ratio	20.00

Note 6 – Preferred Stock

In October 2013, the Company initiated a preferred stock unit offering (the “Preferred Stock Offering”) to raise up to $2,000,000 with an option to increase the offering by an additional $500,000 based on market conditions and investor interest. On March 20, 2014, the board authorized an increase in the Preferred Stock Offering from $2,500,000 to $6,650,000. Each unit of the Preferred Stock Offering sells for $1.40 and entitles the holder to receive one share of Series A Preferred Stock (the “Series A Stock”) along with one warrant to purchase a share of the Company’s common stock at $0.45 per share and one warrant to purchase the Company’s common stock at $0.70 per share (hereafter, together referred to as “Series A preferred stock units”).

In November 2013, the board of directors adopted resolutions approving “the designation of Series A Preferred Stock,” and a Certificate of Designation was filed with the state of Delaware. On March 4, 2014, the board of directors approved a resolution increasing the total number of authorized shares of the Series A Stock from 3,250,000 to 4,750,000. On March 5, 2014, the Company filed with the state of Delaware a Certificate of Designation to effectuate the increase in authorized shares of Series A Stock. There was no change to the original rights, privileges, and preferences of the Series A Stock.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Series A preferred stockholders are entitled to receive dividends of 6% and have a liquidation preference equal to $1.40 per share for each outstanding share of Series A Stock (as adjusted for stock splits, stock dividends and recapitalizations) plus an amount equal to declared but unpaid dividends thereon. As of June 30, 2015 and March 31, 2015, the liquidation preference for the Series A Stock was $5,765,494.

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

The Preferred Stock Offering was closed for new commitments on March 31, 2014. As of June 30, 2015, the Company had issued a total of 4,662,120 Series A preferred stock units. The Company received net cash proceeds of $3,701,615 from selling 2,846,054 Series A preferred stock units and issued an additional 1,532,382 Series A preferred stock units in connection with conversions of convertible debt and accrued interest totaling $1,925,647 and conversions of related-party debt and accrued interest of $131,101. The Company used a portion of the proceeds to complete required test drilling at its Sunnyside site location in connection with its project permitting process and for general corporate purposes. As of June 30, 2015 and March 31, 2015, there were 4,118,210 shares of Series A Stock outstanding.

Note 7 – Common Stock

No common stock was issued during the three months ended June 30, 2015. During the three months ended June 30, 2014, 28,571 shares of Series A Stock were converted into 114,284 shares of the Company’s common stock. The Company issued an additional 1,874 shares of common stock to settle cumulative dividends for the Series A preferred shares that were converted.

During the three months ended June 30, 2014, warrants to purchase 68,000 shares of common stock were exercised resulting in cash proceeds of $33,035.

Note 8 – Warrants

The Company has issued various classes of warrants as described below:

a)	Private Placement Warrants

In connection with the Company’s private placement of common stock initiated in 2012, the Company granted warrants to the stock purchasers. These warrants give the holders the right to purchase shares of the Company’s common stock at $1.15 per share for a 2-year period. In March 2014, the Company issued 121,259 3-year warrants to purchase the Company’s common stock at $1.15 to certain convertible note holders who converted their notes to Series A preferred stock units. As of June 30, 2015 and March 31, 2015, there were 121,259 private placement warrants outstanding of which 44,517 were issued to brokers associated with the transaction.

b)	Debt Exchange Warrants

On September 30, 2013, the Company exchanged warrants to purchase 3,260,000 shares of common stock of the Company for a related-party convertible note payable and simultaneously canceled the note. On September 30, 2013, the Company exchanged warrants to purchase 2,260,000 shares of common stock of the Company for the outstanding payroll obligation owed to the Company’s CEO in the amount of $1,049,350. The warrants give the holders the right to purchase the Company’s common stock at $0.01 for a 10-year period. All of the warrants remain outstanding as of June 30, 2015.

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

c)	Series A Preferred Stock Warrants

In connection with the Company’s Preferred Stock Offering through June 30, 2015, the Company issued 4,378,436 warrants to purchase the Company’s common stock at $0.45 and 4,378,436 warrants to purchase the Company’s common stock at $0.70 per share. The warrants have a 5 year term and a cashless exercise provision. As of June 30, 2015, 8,739,017 warrants remain outstanding.

The Company issued 214,285 Series A preferred stock units for research and development expenses. The issuance included 214,285 warrants to purchase the Company’s common stock at $0.45 per share and 214,285 warrants to purchase the Company’s common stock at $0.70 per share. All of the warrants remain outstanding as of June 30, 2015.

The Company issued 69,399 Series A preferred stock units to placement agents associated with the Preferred Stock Offering. The issuance included 69,399 warrants to purchase the Company’s common stock at $0.45 per share and 69,399 warrants to purchase the Company’s common stock at $0.70 per share. All of the warrants remain outstanding as of June 30, 2015.

d)	Broker Warrants

In connection with the Company’s Preferred Stock Offering through June 30, 2015, the Company issued 1,175,292 warrants to purchase the Company’s common stock at $0.35 per share for a 5 year period. The warrants were issued to brokers associated with the Preferred Stock Offering. All of the warrants remain outstanding as of June 30, 2015.

e)	Other Common Stock Warrants

In connection with the amended License Agreement described in Note 1, the Company issued 575,000 warrants to purchase common stock of the Company at $0.01 per share. The estimated fair value of these warrants of $201,250 was recorded as research and development expense during the year ended March 31, 2014. The warrants remain outstanding as of June 30, 2015.

Note 9 – Long-Term Incentive Plan

In April 2011, the Company adopted the 2011 Long-Term Incentive Plan (the “2011 Plan”) which provides for the issuance of up to 7,000,000 shares of the Company’s common stock. During the three months ended June 30, 2015, the Company did not issue any options under the 2011 Plan.

The summary of option activity for the three months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance as of March 31, 2015	5,922,500	$0.53	3.22
Granted	–	–	–
Exercised	–	–	–
Canceled	(6,250)	0.50	1.21
Expired	–	–	–

Balance as of June 30, 2015	5,916,250	$0.53	2.95

American Sands Energy Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Outstanding and exercisable options presented by price range as of June 30, 2015 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.25	50,000	1.64	$0.25	50,000	$0.25
0.35	860,000	3.08	0.35	594,170	0.35
0.40	3,087,500	2.75	0.40	3,087,500	0.40
0.50	68,750	1.21	0.50	68,750	0.50
0.65	875,000	4.15	0.65	291,667	0.65
0.72	325,000	3.95	0.72	216,666	0.72
1.15	650,000	1.86	1.15	650,000	1.15

$0.25-$1.15	5,916,250	2.95	0.53	4,958,753	0.51

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options’ vesting period on a straight-line basis. The Company recognized $91,190 and $269,880 of equity-based compensation expense during the three months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $314,129 of total unrecognized compensation cost with a weighted-average vesting period of approximately 9 months.

The intrinsic values of outstanding and vested stock options were as follows:

	June 30,	March 31,
	2015	2015
Intrinsic value - options outstanding	$–	$500
Intrinsic value - options exercisable	$–	$375
Intrinsic value - options exercised	$–	$–

Note 10 – Subsequent Events

On July 1, 2015, David Hardman was engaged to serve as the Company’s new interim Chief Financial Officer until his replacement by the board of directors or resignation. The Company is still in the process of obtaining government permits, so for the time being the interim Chief Financial Officer will work the hours required to perform the functions of the position and the Company will pay him at a rate of $150 per hour. In addition, the Company granted an award of stock options to the interim Chief Financial Officer to purchase 125,000 shares of Company common stock at an exercise price of $0.34 per share that expire five years from the date of grant and vest one-third on the date of grant and an additional one-third on the next two anniversaries of the date of grant.

Effective August 3, 2015, the Company engaged R. Glenn McGinnis as its Chief Operating Officer. Mr. McGinnis replaces the former Chief Operating Officer whose employment with the Company terminated on July 31, 2015. The Company has agreed to pay to Mr. McGinnis a monthly fee of $2,500, plus an additional $200 for each hour worked in excess of 20 hours per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2015, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.” All statements, other than statements of historical or present facts, including the information concerning our future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in the general economic environment; a downturn in the securities markets; and/or uncertainties associated with our ability to obtain operating capital. Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise, except as required by law.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to American Sands Energy Corp., a Delaware corporation, and its wholly owned subsidiary, Green River Resources, Inc., a Utah corporation.

Overview

American Sands Energy Corp. (“ASEC”) is a pre-production oil company that proposes to engage in the clean extraction of bitumen from oil sands prevalent in the Mountain West region of North America using proprietary technology. Since the project’s inception, we have been engaged in the business of acquiring and developing oil sand assets and technologies used to separate the oil contained in oil sands. The Company anticipates that its primary operations will include the mining of oil sands, the separation of oil products therefrom and the sale of oil and oil by-products.

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

To date, we have acquired extensive bitumen resources and have successfully operated a pilot plant using our process technology on oil sands ore from our bitumen resources. This work included:

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

The pilot plant test runs were successful, removing in excess of 99% of the bitumen from the sand and leaving less than two parts per million (“ppm”) of solvent in the sand. This means that the sand is suitable to be put back into the environment without tailing ponds or other environmental restrictions. Based on additional findings from the recent pilot plant tests and recommendations from our engineers and consultants, we are working on plans for building on to the pilot plant and completing a commercial plant capable of producing 10,000 barrels of oil per day (the “Commercial Facility”). We have submitted applications for mining, environmental and other permits required to operate a large mine on our leases to extract oil sand ore, and to build and operate the Commercial Facility. Based on the information from our consultants, we believe that additional financing of approximately $150,000,000 will be required to procure and install the necessary equipment to begin operation of the Commercial Facility and related mining operations.

Test Results

We have performed lab and pilot plant tests on oil sands from the Utah Green River Formation in which the Sunnyside Project is located to prove the viability of the technology and to understand several key elements in the process. Initial pilot plant test runs were conducted in 2006-2007. We hired AMEC BDR, to witness the initial pilot plant tests and to manage the lab work and review the results. In addition to the initial pilot test, we ran pilot tests on a new system designed by SRS Engineering International from July through September 2012, and May through June 2013. In connection with those tests, we ran oil sands from Utah and Africa to acquire additional information on the efficiency of the solvent in removing the bitumen from the sand, the recovery of solvent from the bitumen and sand, and the overall efficiency and energy use of the system. The current test results are summarized as follows:

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

Business Developments

During the quarter ended June 30, 2015, we continued to make progress on our application for a Large Mine Permit with the Utah Department of Oil, Gas & Mining and our application for a Ground Water Discharge Permit (with related Construction Permit) with the Utah Department of Water Quality. Once these permits are granted, the Company will be able to move forward with development of operations on the Sunnyside Project.

We are working to obtain funding for the Company of approximately $3,000,000 to $10,000,000 to allow us to complete our permit process and continue the civil engineering and mine preparation related to our Sunnyside Project. We are also working to obtain the necessary funding to construct the processing plant, which is anticipated to be approximately $150,000,000.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of those policies.

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

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended June 30, 2015 of $473,663 and a net loss for the three months ended June 30, 2014 of $887,774 and has an accumulated deficit of $18,376,204 as of June 30, 2015. In addition, the Company estimates it will require approximately $150,000,000 in capital to commence principal operations.

The Company intends to continue its research and development efforts, but does not have any revenues in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its operations.

The Company has been able to meet its short-term needs primarily through loans from third parties, private placements of equity and debt securities, and deferring certain payment obligations to related parties. The Company has approximately $5,348 of cash on hand as of June 30, 2015. The Company plans to continue to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. The equity private placements are expected to provide the needed funds for continued operations and further research and development of the Company’s proprietary oil sand refining methods. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its technology and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Assets - The Company capitalizes costs directly associated with obtaining its mining and other permits required to move forward with construction and operation of the project.

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

Derivative Liability – In connection with the Company issuing its Series A preferred stock units described in Note 6 to the condensed consolidated financial statements, the Company previously accounted for the conversion feature related to down-round protection provided to the preferred stockholders in the event that the Company sells its common stock at a price below $0.35 per share as a derivative liability.

As more fully described in Note 2 to the condensed consolidated financial statements, the Company adopted ASU 2014-16 effective April 1, 2015 and conducted an evaluation of its preferred stock offering and the related conversion feature. The Company concluded that the conversion feature is clearly and closely related to the preferred stock and that the preferred stock is more akin to equity. As a result of adopting ASU 2014-16, the Company reclassified its embedded derivative liability of $691,859 to additional paid-in capital.

Results of Operations

Three Months Ended June 30, 2015 compared to June 30, 2014

During the three months ended June 30, 2015, the Company incurred a net loss of $473,663 compared to a net loss of $887,774 for the three months ended June 30, 2014. During the three months ended June 30, 2015, operating expenses were $473,463, which represents a 36.1% decrease, compared to the three months ended June 30, 2014 when we incurred operating expenses of $741,372. General and administrative expenses decreased by 41.7% to $330,826 during the three months ended June 30, 2015 from $567,824 during the three months ended June 30, 2014. Non-cash stock compensation expense decreased by $178,690 from $269,880 for the three months ended June 30, 2014 to $91,190 for the three months ended June 30, 2015. Travel expenses decreased from $29,929 for the three months ended June 30, 2014 to $1,946 for the three months ended June 30, 2015 due to less travel being incurred for financing and investor relations. Public company expenses for the three months ended June 30, 2015 decreased to $16,785 from $33,297 for the three months ended June 30, 2014 due primarily to lower costs for investor relations. The decreases were partially offset by increased expenses for professional fees. Professional fees increased by $19,231 from $62,399 for the three months ended June 30, 2014 to $81,630 for the three months ended June 30, 2015. The primary reason for the increase was the timing of when audit services were provided in the current period compared to the comparable period of the prior year. Overall, general and administrative expenses in the current period are lower because of decreased costs for stock-based compensation, travel expenses, and public company expenses partially offset by higher costs for professional fees. Once the Company is permitted and funded, going forward, the Company believes that the obligations placed upon it as a result of growth coupled with its reporting requirements under SEC rules and regulations will result in operating expenses increasing.

During the three months ended June 30, 2015, the Company incurred $73,417 of research and development expenses compared to $104,328 for the three months ended June 30, 2014 which represents a decrease of 29.6%. Research and development expenses incurred are for payroll costs, engineering, equipment costs and test well drilling costs incurred to assist the Company with further developing its mining assets. During the three months ended June 30, 2015, engineering costs decreased by $36,977 to $10,875 as compared to $47,852 for the three months ending June 30, 2014. Costs for engineering decreased primarily due to the Company reducing the use of outside consultants due to its limited cash resources coupled with the fact that the Company is waiting for governmental response to its permit applications.

The Company incurred a loss of $146,302 from a derivative liability that is associated with down-round protection on the conversion rate to common stock for its holders of Series A preferred stock for the three months ended June 30, 2014. The Company did not have a gain or loss on its derivative for the three months ended June 30, 2015 because of the adoption on April 1, 2015 of ASU 2014-16, Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which resulted in the Company reclassifying its embedded derivative liability of $691,859 from a liability to additional paid-in capital. In addition, the Company is no longer required to record the change in fair value of the liability as a component of net loss.

Liquidity and Capital Resources

As of June 30, 2015, the Company had $5,348 in cash and a working capital deficit of $469,066. As of June 30, 2015, the Company had total liabilities of $645,849. As of June 30, 2015, the Company’s total assets were $740,632 consisting of cash, prepaid and other current assets, property and equipment and other assets. Since inception, the Company has raised approximately $8,600,000 through various debt and equity securities offerings.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2015, we did not engage in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

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

American Sands Energy Corp.

Date: August 19, 2015	By:	/s/ William C. Gibbs
William C. Gibbs, Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ David B. Hardman
David B. Hardman, Chief Financial Officer
(Principal Financial Officer)

